Form 10KSB
period 1992-06-30
WHITE CLOUD EXPLORATION INC
filed 1997-07-14
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  June 30, 1992

Commission File number:  0-114244

                          WHITE CLOUD EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

Utah                                              84-0959153
-----------------------                           ----------------
State or Other Jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification Number)

1430 Larimer #209, Denver, CO                          80202
---------------------------------------              --------
(Address of principal Executive Offices              Zip Code)

Registrant's telephone number, including area code: None

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 Par Value per Share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( )     No (X)
    ----       ----


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                           ______ Yes       ___X____ No
As of June 30, 1992, 9,825,000 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates was none at June 30, 1992.

     Documents incorporated by reference: None.

                                     Part I

Item 1. Business.

General
-------

     Since its inception in July of 1983, White Cloud Exploration, Inc. ("White Cloud" or the Company") has been in the developmental stage, while it has attempted to identify suitable mergers, asset or equity acquisitions, operations. See "Financial Statements".

     White Cloud, in March of 1991, entered into a Letter of Intent whereby White Cloud was to acquire 100% of the Stock of American Technology, Inc. ("ATI") in exchange for stock of White Cloud.

     On October 2, 1991, White Cloud entered into a merger agreement with ATI. ATI is a start-up company, developing advanced components for electrical systems. It was contemplated that a subsidiary to be formed by White Cloud would be merged into ATI and ATI would become a wholly-owned subsidiary of White Cloud. The merger was cancelled due to accounting difficulties with American Technology, Inc.

     The Company has had no further activities since 1991, and has been inactive.

     The Company has no full-time employees. Its officers and directors devote as much of their time as is necessary to conduct the Company's business.

     The Company is presently in the developmental stage. The Company has been unsuccessful to date in achieving any business operations due to inadequate capital.

Competition
-----------

The Company views itself as an insignificant participant among the other firms which offer export consulting services. Such competitive firms may have greater financial and personnel resources and technical expertise than the Company.

Employees and Consultants
-------------------------

The Company presently has no paid employees, and its President, Steve Signer and Secretary, Dev Mahanti serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company.

Presently, none of the officers receive salaries, however, they are reimbursed for their expenses incurred in their services as officers. There is no provision for any additional bonuses or benefits. The Company anticipates that in the near future it may enter into employment agreements with its officers. Although Directors do not receive compensation for their services they may be reimbursed for expenses incurred in attending Board meetings.

Item 2. Properties.

The Company maintains its corporate office at 1430 Larimer, #209, Denver, Colorado 80202 under an informal arrangement with the Company's President. This space is deemed adequate for the foreseeable future.


Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.


No matters were submitted to a vote of security holders within thee year covered by this report, through solicitation of proxies or otherwise.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The outstanding registered securities of White Cloud Exploration, Inc. are not now presently traded on any exchange.

                           Common Stock              Common Stock
1991                       Bid High                  Bid Low
--------------------------------------------------------------------------------

1st Quarter                no quote                  no quote
2nd Quarter                no quote                  no quote


                           Common Stock              Common Stock
1992                       Bid High                  Bid Low
--------------------------------------------------------------------------------

1st Quarter                no quote                  no quote
2nd Quarter                no quote                  no quote


The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of June 30, 1992, there are approximately 198 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

During fiscal year 1992, the Company continued to be a development stage entity and posted no sales or revenues.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

No business operations were conducted and no revenues were generated in the fiscal year 1992 or 1991. The Company at year end had $0 in cash compared with $100 in cash at June 30, 1991, and no other significant assets. The Company at year end would have needed cash infusions from shareholders to provide capital, or loans from any sources, for any significant business venture.

Liquidity and Capital Assets.
-----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and shareholder advances. In 1992 the Company's cash position decreased from $100 as of June 30, 1991 to $0 at June 30, 1992.

Results of Operations 1992 Compared to 1991
-------------------------------------------

     No Revenues were generated in 1992. In 1992 expenses consisted of $0. As of June 30, 1992, the Company had no material commitments for capital expenditures.

     During the fiscal year ended June 30, 1992, the Company incurred $0 in general and administrative expenses for a total net operating loss of $0. In 1991, the Company incurred $0 in general and administrative expenses, for a total net operating loss of $0.

     At present, the Company has no business income or business operations. Accordingly, the reported financial information herein may not be indicative of future operating results.


Results of Operations - Prior Years
-----------------------------------

     The Company's operations through June 30, 1992, did not generate revenues, and the Company has not been actively engaged in any operations since June 30, 1991. Consequently, the Company has not generated any revenues, and does not anticipate generating revenues or becoming actively engaged in any operations until such time as it completes an acquisition or merger, in which case it may commence active operations and generate revenues.

Item 7. Financial Statements and Supplemental Data.

     Attached hereto and filed as part of this Form 10-KSB are the financial statements required by Regulation SB. Please refer to pages F-1 through F-10.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

     On November 4, 1991, the Company changed from Fitts, Roberts & Co., Inc., P.C. to C. Williams & Associates, P.C. There were no disagreements with the prior auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The prior auditors report (see F-2) was unqualified; however, it disclosed that the Company was in the development stage and its status as a going concern was dependent on future events. C. Williams & Associates, P.C. was no longer in business as of date of audit for 1992 and new auditors were engaged by the Company.

     For Fiscal Year 1992 the Company changed its Auditor to Michael B. Johnson & Co. from C. Williams & Associates, P.C. There were no disagreements as to any matter of accounting practice or principles, financial statement disclosure or auditing scope or procedure.

                                    Part III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

Identification of Directors and Executive Officers of the Company
-----------------------------------------------------------------

     The directors and executive officers of the Company, their age, positions held in the Company, and duration as such, were as follows as of end of the fiscal year:

       Name                  Age           Position                   Since
       ----                  ---           --------                   -----

Steven C. Signer             43            President                  10/9/89
Dev K. Mahanti               33            Secretary/Treasurer        10/9/89

Business Experience
-------------------

     The following is a brief account of the business experience during the past five years of the current officer/directors, indicting their principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     Steven C. Signer. Mr. Signer is currently the President and a director of White Cloud Exploration. From September 1, 1988 to June 19, 1991, Mr. Signer was president of Global Management Corporation formally known as KLK Consulting & Management Corporation of Nevada. He was President of American Technology, Inc. until December 31, 1992. Mr. Signer served as Vice-president and a director of National Securities Network, Inc., a Denver, Colorado investment banking firm from May 1985 to August 1990. Mr. Signer is also currently the president and director of two other Denver, Colorado corporations, American Capital Funding, a privately-held financial consulting firm, of which Mr. Signer is the sole owner, and Century Development, a real estate investment firm, of which Mr. Signer and his wife are the sole owners. He has served in those capacities since January 1985 and January 1971, respectively. Mr. Signer served as vice-president of Neidiger, Tucker and Bruner, a Denver, Colorado broker-dealer, from January 1983 to May 1984. He served as Vice-President and as a director of Colorado Tastee Freez, a Colorado corporation, from 1971 through 1980, and as Vice-President and a director of International Securities, Inc. ("ISI"), a Denver, Colorado broker-dealer from 1978 to 1982. ISI, which operated as a securities clearing house, was ordered in 1982 to cease its securities trading business because of a lack of capital. ISI filed for protection of the U.S. Bankruptcy Laws in 1982 under Chapter 7 and was liquidated and discharged from bankruptcy in 1983. Mr. Signer has been a member of the National Association of Securities Dealers, Inc. since 1977 and served as a securities broker for B.J. Leonard & Company from 1982 to 1984. Mr. Signer received a degree in Economics in 1971 from the University of Colorado in Boulder, Colorado.

Dev Mahanti. Mr. Mahanti is Director and Secretary of Registrant. From August 1988 to June 15, 1991, he was the Chief Operations officer and Director of KLK Consulting & Management, Inc. which name was changed to Global Management Corp., a Nevada corporation. Mr. Mahanti was the Chief Financial Officer and a director of First Centennial Corporation, a Colorado insurance holding company, and served in those capacities October 1989 to 1992. From February 1988 to July 1988, he was employed as an audit manager by Hein & Associates, a regional accounting firm, at their Houston branch office. From October 1986 to January 1988, he was Vice-President of Finance of Interwest Communications Corporation, a Colorado corporation headquartered in Denver, Colorado and engaged in the business of sales and service of communications equipment. From September 1983 to September 1986, he was employed by Hein & Associates as an audit supervisor. From July 1981 to September 1983, he was a member of the audit staff of Arendale, Young and Company, a Houston, Texas accounting firm. In 1981, he received a Bachelor of Science degree in Accounting from the University of Detroit.

Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company shareholders and hold office until their death, or until they shall resign or have been removed from office.

Section 16(a) Reporting Delinquencies
-------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

     1. The following persons did not file reports under Section 16(a) during the most recent fiscal year:

         a.       Steven C. Signer          President and Director
         b.       Dev Mahanti               Secretary and Director

     2. For each person, listed by subparagraph letter above:

                                      Number of
                                      transactions not
Number of late                        reported on a           Known failures
reports                               timely basis            to file forms

a.       1991 to 1992(3)                    one           i) Annual Form 5(x2)
                                                                       Form 3

b.       1991 to 1992(3)                    one           i) Annual Form 5(x2)
                                                                       Form 3
Item 10. Executive Compensation.

     The Company accrued a total of $0 compensation to the executive officers as a group for services contributed to the Company in all capacities during the 1992 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

     The Company does not have any employee incentive stock option plans.

     There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


                                                SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                                ----------------------------------------
                                                ----------------------------------------

                                            Annual Compensation                                       Awards
====================================================================================================================================
Name and                  Year           Salary ($)         Bonus          Other Annual          Restricted              Securities
Principal                                                   ($)            Compensation ($)      Stock                   Underlying
Position                                                                                         Award(s)                Options/
                                                                                                 ($)                     SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Steven C.                 1990           0                  0              0                     0                       0
Signer,
President
                        ------------------------------------------------------------------------------------------------------------
                          1991           0                  0              0                     0                       0
                        ------------------------------------------------------------------------------------------------------------
                          1992           0                  0              0                     0                       0
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Dev Mahanti,              1990           0                  0              0                     0                       0
Secretary
                        ------------------------------------------------------------------------------------------------------------
                        ------------------------------------------------------------------------------------------------------------
                          1991           0                  0              0                     0                       0
                        ------------------------------------------------------------------------------------------------------------
                        ------------------------------------------------------------------------------------------------------------
                          1992           0                  0              0                     0                       0
====================================================================================================================================

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                    Cash Compensation                           Security Grants
====================================================================================================================================
Name                                    Annual               Meeting          Consulting            Number          Number of
                                        Retainer             Fees ($)         Fees/Other            of Shares       Securities
                                        Fees ($)                              Fees ($)              (#)             Underlying
                                                                                                                    Options/SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Director Steven C. Signer               0                    0                0                     0               0
------------------------------------------------------------------------------------------------------------------------------------
Director Dev Mahanti                    0                    0                0                     0               0
------------------------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of Fiscal year end, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.



Stock Title         Name and Address              Amount of Beneficial      Percentage
of Class            of Beneficial Owner           Ownership                 of Class
--------            -------------------           ---------                 --------

Common              CSI, Inc.                       4,722,000(1)              48.0%
                    1430 Larimer, #209
                    Denver, CO 80202

Common              Dev K. Mahanti                  2,500                     .0025% (3)
                    1430 Larimer, #209
                    Denver, CO 80202

Common              Steven C. Signer                83,000                    1.3%(3)
                    1430 Larimer, #209              50,000 (2)
                    Denver, CO 80202

Common              Eric J. and Susan K.            522,064                   5.3%
                    Sundsvold                       380,000(4)                3.8%
                    7133 S. Quebec Court
                    Englewood, CO  80112

                    All Officers and
                    Directors as a Group (3)        4,858,000                 49.325%
                    (2 Persons)



(1) CSI is beneficially owned by Messrs Signer and Mahanti, Officers and Directors of the Company.

(2)  50,000 shares are solely owned by Reyna Culpepper, Mr. Signer's wife.

(3) Mr. Signer and Mr. Mahanti are the principal shareholders and officers of CSI, Inc. (see Note 1)

(4) Susan Sundsvold is a shareholder/beneficial owner of Bay Island Ltd., owner of 380,000 shares.

Item 12. Certain Relationships and Related Transactions.

     There were no transactions or series of transactions for the fiscal year, to which the Company is a party, in which the amount exceeds $60,000, and in which, to the knowledge of the Company, any director, executive director, nominee, five percent stockholder or any member of the immediate family of any of the foregoing persons, have or will have a direct or indirect material interest. The American Technology, Inc. potential acquisition which was proposed in 1992 fiscal year, and in which the directors and officers had an interest, was terminated due to audit problems.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof.

2. Financial Statement Schedules - None

3. Exhibits:

Exhibit #     Description                            Location

3.1           Articles of Incorporation     Exhibit to Annual Report on Form
                                            10-K for Fiscal Year ended
                                            June 30, 1986

3.2           Bylaws of Registrant          Exhibit to Annual Report on Form
                                            10-K for Fiscal Year ended
                                            June 30, 1986

10.1          Termination of American                (3)
              Technology, Inc.

27.1          Financial Data Schedule                (2)


(b) Reports on Form 8-K. There were no reports on Form 8-K for the twelve month period ended June 30.

(c) Proxy Statements. There were no proxy statements or annual reports sent to stockholders during the period covered herein.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Denver, State of Colorado on this 8th day of July, 1997.


White Cloud Exploration, Inc.


By: /S/  STEVEN C. SIGNER
    --------------------------------
    Steven C. Signer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

    Signature                  Title                      Date
    ---------                  -----                      ----

/S/  STEVEN C. SIGNER         President                July 8, 1997
---------------------         Director
Steven C. Signer


/S/  DEV MAHANTI            Secretary                  July 8, 1997
---------------------       Director
Dev Mahanti

                         Michael B. Johnson & Co., P.C.

                          (A Professional Corporation)

                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                                         (303) 796-0099
Member: A.I.C.P.A.
Colorado Society of C.P.A.'s

Board of Directors
White Cloud Exploration, Inc.


     We have examined the accompanying balance sheet of White Cloud Exploration, Inc. (A Development Stage Company) as of March 31, 1997 and years ended June 30, 1992 through June 30, 1996, and the related statements of operations, cash flows, and changes in stockholders' equity for the period July 22, 1983 (inception), through March 31, 1997, and the fiscal years ended December 31, 1996 through 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Cloud Exploration, Inc. at March 31, 1997 and June 30, 1992 through 1996, and the results of its operations and its cash flows for the period July 22, 1983 (inception), through March 31, 1997, and the fiscal years ended June 30, 1992 through 1996, in conformity with generally accepted accounting principles.

Denver, Colorado
May 24, 1997


                                        WHITE CLOUD EXPLORATION, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                                BALANCE SHEET

                                                                                        June 30,
                                           March 31,     -----------------------------------------------------------------
                                             1997           1996         1995           1994         1993          1992
                                             ----           ----         ----           ----         ----          ----

Current Assets:
Cash                                       $     100     $     100     $     100     $     100     $     100     $     100
                                           ---------     ---------     ---------     ---------     ---------     ---------
TOTAL ASSETS                               $     100     $     100     $     100     $     100     $     100     $     100
                                           =========     =========     =========     =========     =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
Accounts Payable                           $  29,555     $  27,055     $  27,055     $  27,055     $  27,055     $  27,055
                                           ---------     ---------     ---------     ---------     ---------     ---------

TOTAL LIABILITIES                             29,555        27,055        27,055        27,055        27,055        27,055
                                           ---------     ---------     ---------     ---------     ----------    ---------


Stockholders' Equity:
Common stock, $.001 par value,
 50,000,000 shares authorized,
 9,825,000 shares
 issued and outstanding                        9,825         9,825         9,825         9,825         9,825         9,825
Additional paid-in capital                    65,707        65,707        65,707        65,707        65,707        65,707
Deficit accumulated during the
 development stage                          (104,987)     (102,487)     (102,487)     (102,487)     (102,487)     (102,487)
                                           ---------     ---------     ---------     ---------     ---------      --------


Total Stockholders' Equity                   (29,455)      (26,955)      (26,955)      (26,955)      (26,955)      (26,955)
                                           ---------     ---------     ---------     ---------     ---------       -------


TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                    $     100     $     100     $     100     $     100     $     100     $     100
                                           =========     =========     =========     =========     =========     =========



                               The accompanying notes are an integral part of these financial statements.


                                                  WHITE CLOUD EXPLORATION, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENT OF OPERATIONS


                              For the                                                                       July 22, 1983
                             Year Ended                      For the Year Ended June 30,                  (Inception) thru
                              March 31,         ----------------------------------------------------------    March 31,
                                1997            1996          1995      1994        1993        1992            1997
                                ----            ----          ----      ----        ----        ----            ----

INCOME                        $       --      $     --     $    --     $     --     $      --    $     --    $        --


OPERATING EXPENSES:
General & Administrative             2,500           --         --            --           --           --       102,503
                              ------------    ---------   --------     ---------    ----------   ---------   -----------

Net Loss from Operations            (2,500)          --         --            --           --           --      (102,503)

Other Income & (Expense)              --             --         --            --           --           --        (2,484)
                              ------------    ---------   --------    ----------   ----------    ---------   -----------
Net Loss                      $     (2,500)   $      --   $     --    $       --   $       --    $      --   $  (104,987)
                              ============    =========   =========   ==========   ==========    =========   ===========

Weighted average number of
  shares outstanding             9,825,000    9,825,000   9,825,000    9,825,000   9,825,000     9,825,000    12,899,214

Net Loss Per Share            $    (*)       $   (*)     $   (*)      $    (*)    $   (*)       $   (*)      $    (*)

* Less than $0.01 per share





                            The accompanying notes are an integral part of these financial statements.



                                         WHITE CLOUD EXPLORATION, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF CASH FLOWS
                                                INDIRECT METHOD

                                      For the                                                                         July 22, 1983
                                     Year Ended               For the Year Ended June 30,                           (Inception) thru
                                      March 31,  -------------------------------------------------------------------      March 31,
                                       1997          1996          1995          1994          1993          1992           1997
                                       ----          ----          ----          ----          ----          ----           ----
Cash Flows From Operating
    Activities:
Net Profit (Loss)                  $    (2,500)  $       --     $      --     $      --     $      --     $      --       $(102,897)
Amortization of Organization
  Costs                                   --             --            --            --            --            --             200
Increase (Decrease) in
  Accounts Payables                      2,500           --            --            --            --            --          27,465
Common Stock issued for
  services                                --             --            --            --            --            --          33,000
Common Stock issued in
  exchange for cancellation
  of accrued expenses                     --             --            --            --            --            --          30,382
                                   -----------    -----------    ----------   -----------    ----------    ----------     ---------

Net Cash Provided (Used)
    by Operating Activities               --             --            --            --            --            --         (11,850)
                                   -----------    -----------    ----------   -----------    ----------    ----------     ---------

Cash Flows From Investing
    Activities:
Land and Equipment acquired               --             --            --            --            --            --       2,001,850
Distribution of property in
  redemption of common stock              --             --            --            --            --            --       2,001,850
                                   ----------     -----------    ----------   -----------    ----------     ---------    ----------

Net Cash Provided (Used)
    by Investing Activities               --             --            --            --            --            --            --
                                   ----------     -----------    ----------   -----------    ----------     ---------    ----------

Cash Flow From Financing
    Activities:
Expenses paid and cash
  contributed by a stockholder            --             --            --            --            --            --           2,600
Proceeds from sale of common
  stock                                   --             --            --            --            --            --          16,500
Deferred acquisition costs paid           --             --            --            --            --            --           6,600
Organization costs paid                   --             --            --            --            --            --            (550)
Common stock issued to
  acquire land and equipment              --             --            --            --            --            --       2,001,850
Redemption on common stock
  pursuant to distribution of
  property                                --             --            --            --            --            --       2,001,850
                                   -----------    -----------   -----------   -----------   -----------   -----------   -----------

Net Cash Provided (Used)
    in Financing Activities               --             --            --            --            --            --          11,950
                                   -----------    -----------   -----------   -----------   -----------   -----------   -----------

Increase (Decrease) in Cash               --             --            --            --            --            --             100

Cash and Cash Equivalents -
    Beginning of Period                    100            100           100           100           100           100          --
                                   -----------    -----------   -----------   -----------   -----------   -----------   -----------

Cash and Cash Equivalents -
    End of Period                  $       100    $       100   $       100   $       100   $       100   $       100   $       100

                                   ===========    ===========   ===========   ===========   ===========   ===========   ===========

                                      WHITE CLOUD EXPLORATION, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                             Deficit
                                                                                            Accumulated
                                                                             Additional      During the
                                                                 Common        Paid-In       Development
                                                  Shares         Stock         Capital          Stage           Totals
                                                  ------         -----         -------          -----           ------
Balance at
  July 22, 1983 (inception)                          --       $      --       $      --       $      --       $      --

Stock issued for cash to
  related parties in connection
  with business formation                         525,000             525             975            --             1,500

Stock issued for cash pursuant
  to public offering, net of
  offering costs of $6,600                      1,500,000           1,500           6,900            --             8,400

Stock issued for services                       3,300,000           3,300          29,700            --            33,000

Stock issued for cash pursuant
  to Plan of Reorganization with
  Public Oil                                   22,500,000          22,500       1,979,350            --         2,001,850

Net loss, period ended
  June 30, 1984                                      --              --              --           (42,015)        (42,015)
                                              -----------     -----------     -----------     -----------     -----------

Balance at
  June 30, 1984                                27,825,000          27,825       2,016,925         (42,015)      2,002,735

Net loss, year ended
  June 30, 1985                                      --              --              --           (25,476)        (25,476)
                                              -----------     -----------     -----------     -----------     -----------

Balance at
  June 30, 1985                                27,825,000          27,825       2,016,925         (67,491)      1,977,259

Stock issued for services and
  repayment of debt to a related
  party                                         4,000,000           4,000          26,032            --            30,032

Aquisition and retirement of
  treasury stock in connection
  with stock issued to Public
  Oil                                         (21,000,000)        (21,000)       (198,850)           --        (2,001,850)

Aquisition and retirement of
  treasury stock in connection
  with stock issued for services               (1,000,000)         (1,000)          1,000            --              --

Net loss, year ended
  June 30, 1986                                      --              --              --           (11,122)        (11,122)
                                              -----------     -----------     -----------     -----------     -----------

Balance at
  June 30, 1986                                 9,825,000           9,825          63,107         (78,613)         (5,681)

Net loss for year ended
  June 30, 1987                                      --              --              --            (4,269)         (4,269)
                                              -----------     -----------     -----------     -----------     -----------

Balance at
  June 30, 1987                                 9,825,000           9,825         (63,107)        (82,882)         (9,950)
                                              -----------     -----------     -----------     -----------     -----------

Net loss for year ended
  June 30, 1988                                      --              --              --            (1,745)         (1,745)
                                              -----------     -----------     -----------     -----------     -----------

Balance at
  June 30, 1988                                 9,825,000           9,825          63,107         (84,627)        (11,695)
                                              -----------     -----------     -----------     -----------     -----------


   The accompanying notes are an integral part of these financial statements.



                                           WHITE CLOUD EXPLORATION, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                   Deficit
                                                                                  Accumulated
                                                                    Additional    During the
                                                        Common        Paid-In     Development
                                         Shares         Stock        Capital        Stage            Totals
                                         ------         -----        -------        -----            ------
Expenses paid and cash
  contributed by a shareholder              --            --           2,600          --               2,600

Net loss for year ended
  June 30, 1989                             --            --            --         (12,127)          (12,127)
                                      ----------    ----------    ----------    ----------         ---------

Balance at
  June 30, 1989                        9,825,000         9,825        65,707       (96,754)          (21,222)
                                      ----------    ----------    ----------    ----------         ---------

Net loss for year ended
  June 30, 1990                             --            --            --          (3,643)           (3,643)
                                      ----------    ----------    ----------    ----------         ---------

Balance at
  June 30, 1990                        9,825,000         9,825        65,707      (100,397)          (24,865)
                                      ----------    ----------    ----------    ----------         ---------

Net loss for year ended
  June 30, 1991                             --            --            --          (2,090)           (2,090)
                                      ----------    ----------    ----------    ----------         ---------

Balance at
  June 30, 1991                       $9,825,000    $    9,825    $   65,707    ($ 102,487)        ($ 26,955)
                                      ==========    ==========    ==========    ==========         =========

Net loss for year ended
  June 30, 1992                             --            --            --            --                --
                                      ----------    ----------    ----------    ----------        ----------

Balance at
  June 30, 1992                       $9,825,000    $    9,825    $   65,707    ($ 102,487)       ($  26,955)
                                      ==========    ==========    ==========    ==========        ==========

Net loss for year ended
  June 30, 1993                             --            --            --            --                --
                                      ----------    ----------    ----------    ----------        ----------

Balance at
  June 30, 1993                       $9,825,000    $    9,825    $   65,707    ($ 102,487)       ($  26,955)
                                      ==========    ==========    ==========    ==========        ==========

Net loss for year ended
  June 30, 1994                             --            --            --            --                --
                                      ----------    ----------    ----------    ----------        ----------

Balance at
  June 30, 1994                       $9,825,000    $    9,825    $   65,707    ($ 102,487)       ($  26,955)
                                      ==========    ==========    ==========    ==========        ==========

Net loss for year ended
  June 30, 1995                             --            --            --            --                --
                                      ----------    ----------    ----------    ----------        ----------

Balance at
  June 30, 1995                       $9,825,000    $    9,825    $   65,707    ($ 102,487)       ($  26,955)
                                      ==========    ==========    ==========    ==========        ==========

Net loss for year ended
  June 30, 1996                             --            --            --            --                --
                                      ----------    ----------    ----------    ----------        ----------

Balance at
  June 30, 1996                       $9,825,000    $    9,825    $   65,707    ($ 102,487)       ($  26,955)
                                      ==========    ==========    ==========    ==========        ==========

Net loss for the nine months
  ended March 31, 1997                      --            --            --          (2,500)           (2,500)
                                      ----------    ----------    ----------    ----------        ----------

Balance at
  March 31, 1997                      $9,825,000    $    9,825    $   65,707    ($ 104,987)       ($  29,455)
                                      ==========    ==========    ==========    ==========        ==========

                            The accompanying notes are an integral part of these financial statements.

                          WHITE CLOUD EXPLORATION, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



1. Organization and Summary of Significant Accounting Policies:
   -----------------------------------------------------------

Organization -- White Cloud Exploration, Inc. (the Company) was incorporated in the State of Utah on July 22, 1983, for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in organizational activities and is in the development stage.

Organization Costs -- Amortization of organization costs was provided using the straight-line method over a five-year estimated life. They were fully amortized by June 30, 1989.

Continuing Operations -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon attaining and maintaining profitable operations and the completion of a successful merger or acquisition.


2. Stockholders' Deficiency:
   ------------------------

During 1984, the Board of Directors resolved that 3,300,000 shares of the Company's common stock valued at $.01 per share, be issued to various parties in connection with legal and other services provided in connection with the Public Oil and Gas Service Company (a Colorado corporation) ("Public Oil") plan and agreement of reorganization plan and agreement of reorganization.

On June 18, 1984, the Company entered into the plan and agreement of reorganization with Public Oil. This agreement provided for the acquisition of Public Oil's assets, which consisted primarily of undeveloped acreage and certain tangible equipment, for 22,500,000 shares of the Company's $.001 par value restricted and legended common stock, and the assumption of certain liabilities.

In March 1986, the stockholders of Public Oil entered into an agreement with the Company whereby the Company redeemed 21,000,000 shares of its common stock for the reconveyance of all the properties and equipment that were originally transferred on June 18, 1984. The shares were retired in 1986.

On March 31, 1986, the Board of Directors approved the issuance of 4,000,000 shares of the Company's stock to the Company's former president for past services and repayment of advances made to the Company. The value of the services and advances totaled $30,032.

During 1986, the Company received 1,000,000 shares of its common stock from an individual who had received the stock as compensation for services. The services were not adequately performed and the individual returned the shares to the Company. The Company subsequently retired the shares.

                          WHITE CLOUD EXPLORATION, INC.
                        (A Development Stage Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (continued)



3.  Income Taxes:
    ------------

The Company has net operating loss carryforwards of approximately $95,000 to be used to offset future revenue. The book and tax carryforward approximate each other. The benefits will expire in the years from 1998 to 2006.


4.  Subsequent Events:
    -----------------

In April, 1997, the Company issued 7,500,000 shares to the general public in which the corporate attorney holds the proceeds of $7,500.