Form 10KSB
period 1994-06-30
WHITE CLOUD EXPLORATION INC
filed 1997-07-14
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  June 30, 1994

Commission File number:  0-114244

                          WHITE CLOUD EXPLORATION, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

Utah                                                 84-0959153
--------------------------------                     ---------------------
State or Other Jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

1430 Larimer #209, Denver, CO                         80202
---------------------------------------              --------
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

As of June 30, 1994, 9,825,000 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates was none at June 30, 1994.

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

                           Common Stock              Common Stock
1993                       Bid High                  Bid Low
--------------------------------------------------------------------------------

1st Quarter                no quote                  no quote
2nd Quarter                no quote                  no quote


                           Common Stock              Common Stock
1994                       Bid High                  Bid Low
--------------------------------------------------------------------------------

1st Quarter                no quote                  no quote
2nd Quarter                no quote                  no quote


The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of June 30, 1994, there are approximately 198 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

During fiscal year 1994, the Company continued to be a development stage entity and posted no sales or revenues.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

No business operations were conducted and no revenues were generated in the fiscal year 1994 or 1993. The Company at year end had $0 in cash compared with $0 in cash at June 30, 1993, and no other significant assets. The Company at year end would have needed cash infusions from shareholders to provide capital, or loans from any sources, for any significant business venture.

Liquidity and Capital Assets.
-----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and shareholder advances. The company had no cash at current year end, and had none at previous year end.

Results of Operations 1994 Compared to 1993
-------------------------------------------

     No Revenues were generated in 1994 or 1993. In 1994 and 1993 expenses consisted of $0. As of June 30, 1994, the Company had no material commitments for capital expenditures.

     During the fiscal year ended June 30, 1994, the Company incurred $0 in general and administrative expenses for a total net operating loss of $0. In 1993, the Company incurred $0 in general and administrative expenses, for a total net operating loss of $0.

     At present, the Company has no business income or business operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

Results of Operations - Prior Years
-----------------------------------

     The Company's operations through June 30, 1994, did not generate revenues, and the Company has not been actively engaged in any operations since June 30, 1991. Consequently, the Company has not generated any revenues, and does not anticipate generating revenues or becoming actively engaged in any operations until such time as it completes an acquisition, in which case it may commence active operations and generate revenues, depending on the nature and activities after the merger.

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

     For Fiscal Year 1992 and thereafter the Company engaged as its Auditor Michael B. Johnson & Co. There were no disagreements as to any matter of accounting practice or principles, financial statement disclosure or auditing scope or procedure.

                                    Part III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

Identification of Directors and Executive Officers of the Company
-----------------------------------------------------------------

         The directors and executive officers of the Company, their age, positions held in the Company, and duration as such, were as follows as of end of the fiscal year:

    Name                   Age           Position                   Since
    ----                   ---           --------                   -----

Steven C. Signer            45            President                  10/9/89
Dev K. Mahanti              35            Secretary/Treasurer        10/9/89

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

     1. The following persons did not file reports under Section 16(a) during the most recent fiscal year:

         a.       Steven C. Signer          President and Director
         b.       Dev Mahanti               Secretary and Director


     2. For each person, listed by subparagraph letter above:

                              Number of
                            transactions not
Number of late               reported on a                 Known failures
reports                      timely basis                   to file forms
-------                      ------------                   -------------

a.  1991 to 1994(5)              one                     i) Annual Form 5(x4)
                                                                      Form 3

b.  1991 to 1994(5)              one                     i) Annual Form 5(x4)
                                                                      Form 3

Item 10. Executive Compensation.

     The Company accrued a total of $0 compensation to the executive officers as a group for services contributed to the Company in all capacities during the 1994 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year.No cash bonuses were or are to be paid to such persons.

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



                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                     ----------------------------------------

                                            Annual Compensation                               Awards
==================================================================================================================================
Name and                  Year           Salary ($)         Bonus          Other Annual             Restricted         Securities
Principal                                                   ($)            Compensation ($)         Stock              Underlying
Position                                                                                            Award(s)           Options/
                                                                                                    ($)                SARs (#)
----------------------------------------------------------------------------------------------------------------------------------
Steven C. Signer,         1992           0                  0              0                        0                  0
President
                        ----------------------------------------------------------------------------------------------------------
                          1993           0                  0              0                        0                  0
                        ----------------------------------------------------------------------------------------------------------
                          1994           0                  0              0                        0                  0
==================================================================================================================================

Dev Mahanti,              1992           0                  0              0                        0                  0
Secretary
                        ----------------------------------------------------------------------------------------------------------
                          1993           0                  0              0                        0                  0
                        ----------------------------------------------------------------------------------------------------------
                          1994           0                  0              0                        0                  0
==================================================================================================================================


     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                Cash Compensation                           Security Grants
===================================================================================================================================
Name                                  Annual               Meeting           Consulting              Number           Number of
                                      Retainer             Fees ($)          Fees/Other              of               Securities
                                      Fees ($)                               Fees ($)                Shares           Underlying
                                                                                                     (#)              Options/SARs
                                                                                                                      (#)
-----------------------------------------------------------------------------------------------------------------------------------
Director Steven C. Signer             0                    0                 0                       0                0
-----------------------------------------------------------------------------------------------------------------------------------
Director Dev Mahanti                  0                    0                 0                       0                0
-----------------------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of Fiscal year end, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.


Stock Title          Name and Address                Amount of Beneficial          Percentage
of Class             of Beneficial Owner             Ownership                     of Class
--------             -------------------             ---------                     --------

Common               Kirk Family Trust
                     c/o CSI, Inc.                   4,722,000(1)                  48.0%
                     1430 Larimer, #209
                     Denver, CO 80202

Common               Dev K. Mahanti                  2,500                         .0025% (3)
                     1430 Larimer, #209
                     Denver, CO 80202

Common               Steven C. Signer                83,000                        1.3% (3)
                     1430 Larimer, #209              50,000 (2)
                     Denver, CO 80202

Common               Eric J. and Susan K.            522,064                       5.3%
                     Sundsvold                       380,000(4)                    3.8%
                     7133 S. Quebec Court
                     Englewood, CO  80112

                     All Officers and
                     Directors as a Group (3)        4,858,000                     49.325%
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


White Cloud Exploration, Inc.


By: /S/  STEVEN C. SIGNER
   ----------------------------
    Steven C. Signer, President

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