Form 10KSB
period 1995-06-30
WHITE CLOUD EXPLORATION INC
filed 1997-07-14
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended:  June 30, 1995

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

As of June 30, 1995, 9,825,000 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates was none at June 30, 1995.

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

                           Common Stock              Common Stock
1994                       Bid High                  Bid Low
--------------------------------------------------------------------------------

1st Quarter                no quote                  no quote
2nd Quarter                no quote                  no quote


                           Common Stock              Common Stock
1995                       Bid High                  Bid Low
--------------------------------------------------------------------------------

1st Quarter                no quote                  no quote
2nd Quarter                no quote                  no quote


The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of June 30, 1995, there are approximately 198 stockholders of the Company's shares.

No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

During fiscal year 1995, the Company continued to be a development stage entity and posted no sales or revenues.

Financial Condition and Changes in Financial Condition
------------------------------------------------------

No business operations were conducted and no revenues were generated in the fiscal year 1995 or 1994. The Company at year end had $0 in cash compared with $100 in cash at June 30, 1994, and no other significant assets. The Company at year end would have needed cash infusions from shareholders to provide capital, or loans from any sources, for any significant business venture.

Liquidity and Capital Assets.
-----------------------------

The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and shareholder advances. The company had no cash at current year end, and had none at previous year end.

Results of Operations 1995 Compared to 1994
-------------------------------------------

     No Revenues were generated in 1995 or 1994. In 1994 and 1995 expenses consisted of $0. As of June 30, 1995, the Company had no material commitments for capital expenditures.

     During the fiscal year ended June 30, 1995, the Company incurred $0 in general and administrative expenses for a total net operating loss of $0. In 1994, the Company incurred $0 in general and administrative expenses, for a total net operating loss of $0.

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

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

Identification of Directors and Executive Officers of the Company
-----------------------------------------------------------------

     The directors and executive officers of the Company, their age, positions held in the Company, and duration as such, were as follows as of end of the fiscal year:

     Name                   Age          Position                    Since
     ----                   ---          --------                    -----

Steven C. Signer            46           President                   10/9/89
Dev K. Mahanti              36           Secretary/Treasurer         10/9/89

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

     1. The following persons did not file reports under Section 16(a) during the most recent fiscal year:

         a.       Steven C. Signer          President and Director
         b.       Dev Mahanti               Secretary and Director


     2. For each person, listed by subparagraph letter above:

                             Number of
                           transactions not
Number of late              reported on a                   Known failures
reports                      timely basis                   to file forms

a.  1991 to 1995(6)             one                       i) Annual Form 5(x5)
                                                                       Form 3

b.  1991 to 1995(5)             one                       i) Annual Form 5(x5)
                                                                       Form 3

Item 10. Executive Compensation.

     The Company accrued a total of $0 compensation to the executive officers as a group for services contributed to the Company in all capacities during the 1995 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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



                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                     ----------------------------------------

                                            Annual Compensation                               Awards
==================================================================================================================================
Name and                  Year           Salary ($)         Bonus          Other Annual             Restricted         Securities
Principal                                                   ($)            Compensation ($)         Stock              Underlying
Position                                                                                            Award(s)           Options/
                                                                                                    ($)                SARs (#)
----------------------------------------------------------------------------------------------------------------------------------
Steven C. Signer,         1993           0                  0              0                        0                  0
President
                        ----------------------------------------------------------------------------------------------------------
                          1994           0                  0              0                        0                  0
                        ----------------------------------------------------------------------------------------------------------
                          1995           0                  0              0                        0                  0
==================================================================================================================================
Dev Mahanti,              1993           0                  0              0                        0                  0
Secretary
                        ----------------------------------------------------------------------------------------------------------
                          1994           0                  0              0                        0                  0
                        ----------------------------------------------------------------------------------------------------------
                          1995           0                  0              0                        0                  0
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

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)



                              Cash Compensation                           Security Grants
=================================================================================================================================
Name                                Annual               Meeting           Consulting              Number           Number of
                                    Retainer             Fees ($)          Fees/Other              of               Securities
                                    Fees ($)                               Fees ($)                Shares           Underlying
                                                                                                   (#)              Options/SARs
                                                                                                                    (#)
---------------------------------------------------------------------------------------------------------------------------------
Director Steven C. Signer           0                    0                 0                       0                0
---------------------------------------------------------------------------------------------------------------------------------
Director Dev Mahanti                0                    0                 0                       0                0
---------------------------------------------------------------------------------------------------------------------------------


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


White Cloud Exploration, Inc.


By: /S/  STEVEN C. SIGNER
    ------------------------------
    Steven C. Signer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

    Signature                          Title                        Date
    ---------                          -----                        ----

/S/  STEVEN C. SIGNER               President                   July 8, 1997
----------------------
Steven C. Signer                    Director


/S/  DEV MAHANTI                    Secretary                   July 8, 1997
----------------------
Dev Mahanti                         Director

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