Form 10QSB
period 1996-09-30
WHITE CLOUD EXPLORATION INC
filed 1997-07-17
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1996

                        Commission File number: 0-114244

                          WHITE CLOUD EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

Utah                                                         84-0959153
----                                                         ----------
State or Other Jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification Number)

1430 Larimer #209, Denver, CO                          80202
------------------------------------                  --------
(Address of principal Executive Offices               Zip Code)

Registrant's telephone number, including area code: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                            Yes          No  X
                                               -----       -----

As of September 30, 1996, there were 9,825,000 outstanding shares of common stock, par value $.0001 outstanding.

PART 1.           FINANCIAL INFORMATION

         ITEM  1.   Financial Statements
                    --------------------

                          WHITE CLOUD EXPLORATION, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)



                                                       September       June
ASSETS                                                 30, 1996        30, 1996
                                                       ---------       --------
CURRENT ASSETS:
     Cash and Cash Equivalents                         $100            $100
     Prepaid Expenses                                     -               -
     Accounts Receivable                                  -               -
     Accrued Interest Receivable                          -               -
    Intercompany Receivable                               -               -

          Total Current Assets                         $100            $100
--------------------------------------------------------------------------------

       TOTAL ASSETS                                    $100            $100
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                  $27,055         $27,055

          Total Current Liabilities                    $27,055         $27,055

STOCKHOLDER'S EQUITY (DEFICIT):
     Common Stock, $.001 par value
         - 50,000,000
      shares authorized, 9,825,000
         shares issued and outstanding                 $9,825          $9,825
     Additional Paid In Capital                        $65,707         $65,707

         Deficit accumulated during the
         development stage                             (102,487)       (102,487)
--------------------------------------------------------------------------------

     Total Stockholder's Equity                        $(26,955)       (26,955)
--------------------------------------------------------------------------------
      TOTAL LIABILITIES &
         STOCKHOLDER'S EQUITY                          $100            $100
================================================================================

       The accompanying notes are considered an integral part these financial statements

                          WHITE CLOUD EXPLORATION, INC.
                  Consolidated Statement of Income and Expense
                                   (Unaudited)


                                                  3 Months
                                                  Ended September 30,
                                                  1996           1995
                                                  -------------------

OPERATING REVENUES

         Revenues                                 -              -
Gross Profit                                      -              -


OPERATING EXPENSES
Salaries                                          -              -
Office                                            -              -
Travel                                            -              -
Professional fees                                 -              -
Telephone & Utilities                             -              -
Depreciation                                      -              -
Miscellaneous                                     -              -
Interest expense                                  -              -

Total Operating Expense                           -              -
--------------------------------------------------------------------------------

OTHER REVENUES & EXPENSES

Miscellaneous Income                              -              -

Total Other Revenues & Expenses                   -              -
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                 -              -
================================================================================

                          WHITE CLOUD EXPLORATION, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Three Months
                                                         Ended September 30,
                                                         1996          1995
                                                         -------------------
Cash flows from
Operating Activities:

Net Profit (Loss)                                        -             -

Depreciation                                             -             -
Stock issued for services                                -             -
(Increase) decrease in Accts Receivable                  -             -
(Increase) decrease in Prepaids                          -             -
(Increase) decrease in Deposits                          -             -
(Decrease) increase in Accrued Expenses                  -             -
(Decrease) increase in Accts Payable                     -             -
(Decrease) increase in Advance Payable                   -             -
                                                         -----         -----
Net Cash Flows Used for
0perating Activities                                     -             -

Cash Flows from investing activities
(Purchase) sale of Fixed Assets                          -             -
(Purchase) sale of Note Receivable                       -             -
(Purchase) sale of Lease Interests                       -             -

Total cash used for investing                            -             -

Cash flows from financing activities
Increase (Decrease) in Note Payable                      -             -
Sale of Common Stock                                     -             -

Total Cash from financing activities                     -             -

Increase (Decrease) in cash                              -             -
--------------------------------------------------------------------------------

Cash and cash equivalents -
beginning of period                                      100           -
--------------------------------------------------------------------------------

Cash and cash equivalents -
end of period                                            100           -
================================================================================

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The Company had no operations for the period. During the same period in 1995 there were no operations nor revenues.

Liquidity and Capital Resources
-------------------------------

     The Company had nominal cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund any operations. No assurance exists as to the ability to make private placements of stock.


PART II


                                OTHER INFORMATION


Item 1.  Legal Proceedings - None.

Item 2.  Changes in securities - None.

Item 3.  Defaults upon senior securities - None.

Item 4.  Submission of matters to a vote of security holders - None.

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                       None.

          (b) Reports on Form 8-K filed during the three months ended September 30, 1996. (incorporated by reference)

                       None.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                                                WHITE CLOUD EXPLORATION, INC.
Dated: July 15, 1997                            (Registrant)



                                                by:  /s/ STEVEN C. SIGNER
                                                   --------------------------
                                                            President