Form 10QSB
period 1996-12-31
WHITE CLOUD EXPLORATION INC
filed 1997-07-17
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended: December 31, 1996

                        Commission File number: 0-114244

                          WHITE CLOUD EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

Utah                                                        84-0959153
---------------------------------                        ----------------------
State or Other Jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)

1430 Larimer #209, Denver, CO                         80202
---------------------------------------              -------
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

As of December 31, 1996, there were 9,825,000 outstanding shares of common stock, par value $.0001 outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
             --------------------

                          WHITE CLOUD EXPLORATION, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)



                                                          December       June
ASSETS                                                    31, 1996     30, 1996
                                                          --------     --------
CURRENT ASSETS:
     Cash and Cash Equivalents                           $  100       $   100
     Prepaid Expenses                                         -             -
     Accounts Receivable                                      -             -
     Accrued Interest Receivable                              -             -
    Intercompany Receivable                                   -             -

          Total Current Assets                           $   100      $   100
-------------------------------------------------------------------------------

       TOTAL ASSETS                                      $   100      $   100
===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                    $27,055      $27,055

          Total Current Liabilities                      $27,055      $27,055

STOCKHOLDER'S EQUITY (DEFICIT):
     Common Stock, $.001 par value
         - 50,000,000
      shares authorized, 9,825,000
         shares issued and outstanding                   $ 9,825     $ 9,825
     Additional Paid In Capital                          $65,707     $65,707

         Deficit accumulated during the
         development stage                              (102,487)    (102,487)
-------------------------------------------------------------------------------

     Total Stockholder's Equity                         $(26,955)     (26,955)
-------------------------------------------------------------------------------
      TOTAL LIABILITIES &
         STOCKHOLDER'S EQUITY                           $    100      $   100
===============================================================================

             The accompanying notes are considered an integral part
                         of these financial statements


                           WHITE CLOUD EXPLORATION, INC.
                  Consolidated Statement of Income and Expense
                                    (Unaudited)


                                                         3 Months                  6 Months
                                                      Ended December 31,        Ended December 31,
                                                    1996              1995    1996              1995
                                                    ----------------------    ----------------------

OPERATING REVENUES

         Revenues                                    -                 -       -                 -
Gross Profit                                         -                 -       -                 -


OPERATING EXPENSES
Salaries                                             -                 -       -                 -
Office                                               -                 -       -                 -
Travel                                               -                 -       -                 -
Professional fees                                    -                 -       -                -
Telephone & Utilities                                -                 -       -                 -
Depreciation                                         -                 -       -                 -
Miscellaneous                                        -                 -       -                 -
Interest expense                                     -                 -       -                 -

Total Operating Expense                              -                 -       -                 -
--------------------------------------------------------------------------------------------------

OTHER REVENUES & EXPENSES

Miscellaneous Income                                 -                 -       -                 -

Total Other Revenues & Expenses                      -                 -       -                 -
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    -                 -       -                 -
===================================================================================================


                                           WHITE CLOUD EXPLORATION, INC.
                                       Consolidated Statement of Cash Flows
                                                    (Unaudited)


                                                     Three Months               Six Months
                                                     Ended December 31,         Ended December 31
                                                     1996              1995     1996             1995
                                                     ----------------------     ---------------------
Cash flows from
Operating Activities:

Net Profit (Loss)                                    -                 -        -                -

Depreciation                                         -                 -        -                -
Stock issued for services                            -                 -        -                -
(Increase) decrease in Accts Receivable              -                 -        -                -
(Increase) decrease in Prepaids                      -                 -        -                -
(Increase) decrease in Deposits                      -                 -        -                -
(Decrease) increase in Accrued Expenses              -                 -        -                -
(Decrease) increase in Accts Payable                 -                 -        -                -
(Decrease) increase in advance payable               -                 -        -                -

Net Cash Flows Used for
Operating Activities                                 -                 -        -                -

Cash Flows from investing activities
(Purchase) sale of Fixed Assets                      -                 -        -                -
(Purchase) sale of Note Receivable                   -                 -        -                -
(Purchase) sale of Lease Interests                   -                 -        -                -

Total cash used for investing                        -                 -        -                -
--------------------------------------------------------------------------------------------------

Cash flows from financing activities
Increase (Decrease) in Note Payable                  -                 -        -                -
Sale of Common Stock                                 -                 -        -                -

Total Cash from financing activities                 -                 -        -                -
--------------------------------------------------------------------------------------------------

Increase (Decrease) in cash                          -                 -        -                -

Cash and cash equivalents -
beginning of period                                  100               100      100              100
====================================================================================================

Cash and cash equivalents -
end of period                                        100               100      100              100
====================================================================================================


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

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                       None.

          (b) Reports on Form 8-K filed during the three months ended December 31, 1996. (incorporated by reference)

                       None.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                     WHITE CLOUD EXPLORATION, INC.
                                     by:  /S/  STEVEN C. SIGNER
                                         --------------------------------------
                                         Steven C. Signer, President

Dated:  July 15, 1997