Form 10QSB
period 1997-03-31
WHITE CLOUD EXPLORATION INC
filed 1997-07-17
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1997

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

As of March 31, 1997, there were 9,825,000 outstanding shares of common stock, par value $.0001 outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
             ---------------------

                          WHITE CLOUD EXPLORATION, INC.
                           Consolidated Balance Sheet
                                   (Unaudited)



                                                        March           June
ASSETS                                                 31, 1997       30, 1996
                                                      ---------      ---------
CURRENT ASSETS:
     Cash and Cash Equivalents                        $     100      $    100
     Prepaid Expenses                                         -             -
     Accounts Receivable                                      -             -
     Accrued Interest Receivable                              -             -
    Intercompany Receivable                                   -             -

          Total Current Assets                        $     100      $    100
--------------------------------------------------------------------------------

       TOTAL ASSETS                                   $     100      $    100
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                 $  29,555      $  27,055

          Total Current Liabilities                   $  29,555      $  27,055

STOCKHOLDER'S EQUITY (DEFICIT):
     Common Stock, $.001 par value
         - 50,000,000
      shares authorized, 9,825,000
         shares issued and outstanding                $   9,825      $   9,825
     Additional Paid In Capital                       $  65,707      $  65,707

         Deficit accumulated during the
         development stage                             (104,987)      (102,487)
-------------------------------------------------------------------------------

     Total Stockholder's Equity                       $ (29,455)       (26,955)
-------------------------------------------------------------------------------
      TOTAL LIABILITIES &
         STOCKHOLDER'S EQUITY                         $     100      $     100
===============================================================================

             The accompanying notes are considered an integral part
                         of these financial statements


                           WHITE CLOUD EXPLORATION, INC.
                  Consolidated Statement of Income and Expense
                                    (Unaudited)


                                                     3 Months                           9 Months
                                                     Ended March 31,                    Ended March 31,
                                                     1996              1997             1996              1997
                                                     ----------------------             ----------------------

OPERATING REVENUES

         Revenues                                    -                 -                -                 -
Gross Profit                                         -                 -                -                 -


OPERATING EXPENSES
Salaries                                             -                 -                -                 -
Office                                               -                 -                -                 -
Travel                                               -                 -                -                 -
Professional fees                                    -                 2,500             -                2,500
Telephone & Utilities                                -                 -                -                 -
Depreciation                                         -                 -                -                 -
Miscellaneous                                        -                 -                -                 -
Interest expense                                     -                 -                -                 -

Total Operating Expense                              -                 2,500            -                 2,500
---------------------------------------------------------------------------------------------------------------

OTHER REVENUES & EXPENSES

Miscellaneous Income                                 -                 -                -                 -

Total Other Revenues & Expenses                      -                 -                -                 -
----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    -                 (2,500)          -                 (2,500)
=================================================================================================================



WHITE CLOUD EXPLORATION, INC.
Consolidated Statement of Cash Flows
(Unaudited)


                                                     Three Months                       Nine Months
                                                     Ended March 31,                    Ended March 31
                                                     1996              1997             1996              1997
                                                     ----------------------             ----------------------
Cash flows from
Operating Activities:

Net Profit (Loss)                                    -                 (2,500)          -                (2,500)

Depreciation                                         -                 -                -                 -
Stock issued for services                            -                 -                -                 -
(Increase) decrease in Accts Receivable              -                 -                -                 -
(Increase) decrease in Prepaids                      -                 -                -                 -
(Increase) decrease in Deposits                      -                 -                -                 -
(Decrease) increase in Accrued Expenses              -                 -                -                 -
(Decrease) increase in Accts Payable                 -                 -                -                 -
(Decrease) increase in Advance Payable               -                 -                -                 -

Net Cash Flows Used for
Operating Activities                                 -                 (2,500)          -                 (2,500)

Cash Flows from investing activities
(Purchase) sale of Fixed Assets                      -                 -                -                 -
(Purchase) sale of Note Receivable                   -                 -                 -                -
(Purchase) sale of Lease Interests                   -                 -                -                 -

Total cash used for investing                        -                 -                -                 -

Cash flows from financing activities
Increase (Decrease) in Note Payable                  -                 -                -                 -
Sale of Common Stock                                 -                 -                -                 -

Total Cash from financing activities                 -                 -                -                 -

Increase (Decrease) in cash                          -                 (2,500)          -                 (2,500)
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents -
beginning of period                                  -                 100              -                 100
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents -
end of period                                        -                 100              -                 100
=================================================================================================================

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

     The Company incurred expenses for the three month period of $2,500 compared to $0 in the same period in 1996. There were no operations or revenues for the period compared with $0 for the same period in 1996. The Company recorded a net loss of $2,500 for the period as compared to no loss for the same period in fiscal year 1996. The losses were due to accounting expenses to bring its financial information current. The Company losses will continue until income from operations can be achieved. While the Company is seeking capital sources for investment or in the alternative, acquisition or merger candidates, there is no assurance that capital sources can be found. The Company has no revenues and has no other income.

Liquidity and Capital Resources
-------------------------------

     The Company had nominal cash capital at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock.


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

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                    None.

          (b) Reports on Form 8-K filed during the three months ended March 31, 1997. (incorporated by reference)

                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                       WHITE CLOUD EXPLORATION, INC.
                                       (Registrant)


                                       by:  /S/  STEVEN C. SIGNER
                                            -----------------------------------
                                            Steven C. Signer, President

Dated:  July 15, 1997