Form 10QSB
period 1997-09-30
WHITE CLOUD EXPLORATION INC
filed 1998-01-20
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

       For the quarterly period ended:  September 30, 1997

                Commission File number:  0-114244

                  WHITE CLOUD EXPLORATION, INC.
     (Exact name of registrant as specified in its charter)

Utah                                              84-0959153
State or Other Jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification Number)

116 Stanyan Street, San Francisco, CA        94118
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

                         Yes   X       No   ____

As of September 30, 1997, there were 100,000 shares of common stock, par value $.0001, outstanding.

PART 1.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                 WHITE CLOUD EXPLORATION, INC.
                   Consolidated Balance Sheet
                          (Unaudited)



                                        September           June
ASSETS                                  30, 1997            30, 1997
CURRENT ASSETS:
     Cash and Cash Equivalents          $100                $100
     Prepaid Expenses                   -                   -
     Accounts Receivable                -                   -
     Accrued Interest Receivable        -                   -

          Total Current Assets          $100                $100
OTHER ASSETS:
    Advance to Watchout!                $200,000

       TOTAL ASSETS                     $200,100            $100

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Interest Payable                  $2,663              $     -
      Accounts Payable                  $28,557             $27,055
      Loan Payable                      $200,000            $     -
          Total Current Liabilities     $231,220            $27,055

STOCKHOLDER'S EQUITY (DEFICIT):
     Common Stock, $.001 par value
       - 50,000,000
      shares authorized, 100,000
         shares issued and outstanding  $100                $100
     Additional Paid In Capital         $82,932             $82,932

        Deficit accumulated during the
        development stage               (114,152)           (111,489)
     Total Stockholder's Equity         $(31,120)           (28,457)
      TOTAL LIABILITIES &
        STOCKHOLDER'S EQUITY            $100                $100
The accompanying notes are considered an integral part of these financial statements

                WHITE CLOUD EXPLORATION, INC.
          Consolidated Statement of Income and Expense
                           (Unaudited)


                                   Three Months
                                   Ended September 30,
                                   1996      1997

OPERATING REVENUES

     Revenues                      -         -
Gross Profit                       -         -


OPERATING EXPENSES
Salaries                           -         -
Office                             -         -
Travel                             -         -
Professional fees                  -         -
Telephone & Utilities              -         -
Depreciation                       -         -
Miscellaneous                      -         -
Interest expense                   -         -

Total Operating Expense            -         -

OTHER REVENUES & EXPENSES          -         -

Miscellaneous Income               -         -

Interest Accrual                   -         (2,663)

Total Other Revenues & Expenses    -         (2,663)

NET INCOME (LOSS)                  -         (2,663)



 The accompanying notes are considered an integral part of these financial statements.

                 WHITE CLOUD EXPLORATION, INC.
              Consolidated Statement of Cash Flows
                           (Unaudited)


                                   Three Months
                                   Ended September 30,
                                   1996      1997

Cash flows from
Operating Activities:              -         -

Net Profit (Loss)                  -         -

Depreciation                       -         -
Stock issued for services          -         -
(Increase) decrease in Accts
Receivable                         -         -
(Increase) decrease in Prepaids    -         -
(Increase) decrease in Deposits    -         -
(Decrease) increase in Accrued
Expenses                           -         -
(Decrease) increase in Accts
Payable                            -         -
(Decrease) increase in Advance
Payable                            -         -

Net Cash Flows Used for
Operating Activities               -         -

Cash Flows from investing
activities
(Purchase) sale of Fixed Assets    -         -
(Purchase) sale of Note Receivable -         -
(Purchase) sale of Lease Interests -         -
Interest Accrual on Loan           -         2,663

Total cash used for investing      -         200,000
Cash flows from financing
activities                         -         -
Increase (Decrease) in Note
Payable                            -         200,000
Sale of Common Stock               -         -
Total Cash from financing
activities                         -         200,000

Increase (Decrease) in cash        -         -
Cash and cash equivalents -
beginning of period                100       100

Cash and cash equivalents -
end of period                      100       100
The accompanying notes are considered an integral part of these financial statements.

ITEM 2.

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations

Results of Operations for Period ended September 30, 1997

      The Company incurred no expenses for the three month period ended September 30 in either 1996 or 1997. There were no operations or revenues for the period in either 1997 or 1996. The Company recorded neither profit nor loss for the period in 1996 but in 1997 had a loss of $2,663 due to interest accrual.
Loss per share was $.027 in the period in 1997 compared to no loss or profit in the 1996 first quarter. While the Company is seeking capital sources for investment through private placement, there is no assurance that capital sources can be found.

Liquidity and Capital Resources

      The Company had nominal cash capital at the end of the period. The Company will be forced to make private placements of stock in order to fund operations commencement. No assurance exists as to the ability to make private placements of stock.


PART II
                       OTHER INFORMATION

Item 1.   Legal Proceedings - None.

Item 2.   Changes in securities - None.

Item 3.   Defaults upon senior securities - None.

Item  4.   Submission of matters to a vote of security holders  - None.

Item 5.   Other information -

      On September 3, 1997, the Company entered into a loan arrangement with certain parties for loans totaling $200,000 to the Company. The Company advanced such monies to Watchout! in furtherance of its Agreement of May 30, 1997. The loans were funded by:

           (a) An 18% Senior note issued by the Company to Raymond Larkin in the amount of $50,000 due September 3, 1998 in full with interest.

           (b)   An   18%  Senior note issued by the  Company  to
Watchout-Goldpoint Partners for $150,000 due September 3, 1998 in full with interest.

     In addition, the Company granted warrants to purchase common shares at $.01/share as an inducement to the lenders to make the
loans.   The  options expire on September 3, 2002.  The  warrants
are to Raymond J. Larkin for 75,000 shares and to Watchout Goldpoint partners for 225,000 shares.

      Further,  the  Company granted warrants to purchase  25,000 shares each to Mark Hollo and Sands Brothers & Co. The warrants are exercisable at $.01 per share on or before September 3, 2002.

      The Company, in a separate transaction related to the Watchout! Agreement, agreed to issue warrants to purchase a total of 250,000 common shares of the Company @ $.10 per share exercisable two years from September 19, 1997. The warrants are to be issued to John Bader and William Williams for 166,000 and 84,000, respectively.

Item 6.   Exhibits and reports on Form 8-K

           (a)   The  following  are filed as  Exhibits  to  this
Quarterly Report.  The numbers refer to the Exhibit Table of Item
601 of Regulation S-K:   None.

           (b) Reports on Form 8-K filed during the three months ended September 30, 1997. (incorporated by reference) None.

          NOTE: Form   8-K dated September 24, 1997 and filed
          October 3, 1997 should be reviewed by readers of this Form 10-QSB, together with the exhibits thereto.

                           Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: January 15, 1998

                              WHITE CLOUD EXPLORATION, INC.



                              By:  /s/ Robert Galoob
                                   Robert Galoob, President