Form 10KSB
period 1997-06-30
WHITE CLOUD EXPLORATION INC
filed 1998-01-21
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

For the fiscal year ended:  June 30, 1997

Commission File number:  0-114244

                  WHITE CLOUD EXPLORATION, INC.
     (Exact name of registrant as specified in its charter)

Utah                                         84-0959153
State or Other Jurisdiction                  (I.R.S. Employer
of incorporation or organization)            Identification
Number)

1430 Larimer #209, Denver, CO  80202
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

               ______ Yes     ___X____ No

As of June 30, 1997, 100,000 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates was none at June 30, 1997.

     Documents incorporated by reference:   None

                             Part I

Item 1. Business.

General

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

     On April 17, 1997, WCM Investments, Inc. (William C. Meier) purchased control of Registrant through the acquisition of 5,010,750 shares of common stock which constituted 51% of total outstanding common stock.

     On May 14, 1997, the company issued 7,500,000 shares of common stock to WCM Investments, Inc. for $7,500 in consideration. This, in the aggregate, increased the control of Registrant by WCM Investments, Inc. to 72.2% of the outstanding shares.

     On June 29, 1997, the Board of Directors approved and implemented a reverse split of the outstanding shares of stock of
173.25 to one, reducing the outstanding shares to 100,000, effective June 29, 1997.

     On May 30, 1997, the company entered into an agreement with Goldpoint, Ltd. to acquire Goldpoint for 2,140,000 shares of common stock of registrant. The agreement is subject to funding of certain notes totalling up to $550,000.

     On May 30, 1997, the company entered into an agreement with Watchout, Inc. to acquire Watchout for 11,640,003 shares of common stock of registrant. The agreement is subject to funding of certain notes totalling up to $550,000.

     At June 30, 1997, no funding of notes, nor closing of transactions with Watchout, Inc. or Goldpoint, Ltd. had occurred.

Employees and Consultants

     The Company at fiscal year end had no paid employees, and its President, Steve Signer and Secretary, Dev Mahanti serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders within the year covered by this report, through solicitation of proxies or otherwise.

                            Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

     The outstanding registered securities of White Cloud
Exploration, Inc. are not now presently traded on any exchange.

                    Common Stock   Common Stock
1996                Bid High       Bid Low
________________________________________________________________

1st Quarter         no quote       no quote
2nd Quarter         no quote       no quote
3rd Quarter         no quote       no quote
4th Quarter         no quote       no quote

                    Common Stock   Common Stock
1997                Bid High       Bid Low
________________________________________________________________

1st Quarter         no quote       no quote
2nd Quarter         no quote       no quote
3rd Quarter         no quote       no quote
4th Quarter         no quote       no quote


     The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. The Company estimates that as of June 30, 1997, there are approximately 197 record stockholders of the Company's shares.

     No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Financial Condition

     During fiscal year 1997, the Company continued to be a development stage entity and posted no sales or revenues.

Financial Condition and Changes in Financial Condition

     No business operations were conducted and no revenues were generated in the fiscal year 1997 or 1996. The Company at year end June 30, 1997, had $100 in cash compared with $0 in cash at June 30, 1996, and no other significant assets. The Company at fiscal year end needed cash infusions from shareholders to provide capital, or loans from any sources, for any significant business venture.

Liquidity and Capital Assets.

     The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and from shareholder advances. The company had nominal cash at current year end, and nominal cash at previous year end and no capital assets at the end of either year.

Results of Operations 1997 Compared to 1996

     No Revenues were generated in 1997 or 1996. In the fiscal year ended June 30, 1997, the Company incurred expenses of legal, accounting, and administrative expenses totalling $9,002. As of

June 30, 1997, the Company had no material commitments for capital expenditures.

     In the fiscal year ended June 30, 1996, the Company incurred no general and administrative expenses, and had no net operating loss in 1996. In the fiscal year ended June 30, 1997, the Company incurred an operating loss of ($9,002) for FY ended
June 30, 1997.

     At present, the Company has no business income or business operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

Results of Operations - Prior Years

     The Company's operations through June 30, 1996, did not generate revenues, and the Company has not been actively engaged in any operations since June 30, 1991. Consequently, the Company has not generated any revenues, and does not anticipate generating revenues or becoming actively engaged in any operations until such time as it completes an acquisition, in which case it may commence active operations and generate revenues, depending on the nature and activities after the merger.

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

                            Part III

Item 9. Directors and Executive Officers of the Registrant and
Compliance with Section 16(a).

Identification of Directors and Executive Officers of the Company

     The directors and executive officers of the Company, their age, positions held in the Company, and duration as such, were as follows as of end of the fiscal year:

     Name           Age            Position            Since

Steven C. Signer    48             President           10/9/89
Dev K. Mahanti      38             Secretary/Treasurer 10/9/89

Business Experience

     The following is a brief account of the business experience during the past five years of the former officer/directors at the end of the period, indicting their principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     Steven C. Signer. Mr. Signer at fiscal year end was currently the President and a Director of White Cloud Exploration. Mr. Signer has been a member of the National Association of Securities Dealers, Inc. since 1977 and served as a securities broker for Cohig & Co. for the period 1992 to date. Mr. Signer received a degree in Economics in 1971 from the University of Colorado in Boulder, Colorado. He has been President and director of CSI, Inc., since
1992.

     Dev Mahanti. Mr. Mahanti at fiscal year end was Director and Secretary of Registrant. In 1981, he received a Bachelor of Science degree in Accounting from the University of Detroit and is a CPA in Colorado. From 1992 to date he has been a licensed securities broker with Cohig
& Co.  He has been Secretary and Director of CSI, Inc. since 1992.

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

     1. The following persons did not file reports under Section 16(a) during the most recent fiscal year:

     a.   Steven C. Signer    President and Director
     b.   Dev Mahanti         Secretary and Director


     2.   For each person, listed by subparagraph letter above:

Number of late      Number of                Known failures
reports             transactions not         to file forms
                    reported on a
                    timely basis

a.   1997(7)        one                      i) Annual Form 5
                                                    Form 4

b.   1997(7)        one                      i) Annual Form 5
                                                    Form 4

Item 10. Executive Compensation.

     The Company accrued a total of $0 compensation to the executive officers as a group for services contributed to the Company in all capacities during the 1997 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

            SUMMARY COMPENSATION TABLE OF EXECUTIVES

                    Annual Compensation           Awards

Name and Principal Fiscal  Salary  Bonus  Other Annual  Restricted Securities
Position           Year    ($)     ($)    Compensation  Stock      Underlying
                                          ($)           Awards(s)  Options/
                                                        ($)        SARs (#)
Steven C. Signer,  1994     0      0      0             0          0
President
                   1995     0      0      0             0          0
                   1996     0      0      0             0          0

Dev Mahanti,       1994     0      0      0             0          0
Secretary
                   1995     0      0      0             0          0
                   1996     0      0      0             0          0
Option/SAR Grants Table (None)

Aggregated Option/SAR Exercises in Last Fiscal Year an FY-EndOption/SAR value (None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

           DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which
Compensation   is  listed  in  Summary  Compensation   Table   of
Executives)

                        Cash Compensation             Security Grants
Name                 Annual     Meeting   Consulting   Number   Number of
                     Retainer   Fees ($)  Fees/Other   ofShares Securities
                     Fees ($)             Fees/($)     (#)      Underlying
                                                                Options/
                                                                SARs (#)

Director, Steven C.  0          0         0            0        0
Signer
Director, Dev        0          0         0            0        0
Mahanti

Item 11. Security Ownership of Management and Beneficial Owners.

The following table sets forth information, as of Fiscal year end, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.

Stock Title       Name and Address          Amount of Beneficial Percentage
of  Class         of Beneficial Owner       Ownership            of Class
Common            WCM Investments, Inc.     72,212(1)            72%
                  2350 Airport Freeway #660
                  Bedford, TX 76022

Common            Dev K. Mahanti            14                   .0001%
                  Secretary & Director
                  1430 Larimer, #209
                  Denver, CO 80202

Common            Steven C. Signer          772(2)               .77%
                  President & Director
                  1430 Larimer, #209
                  Denver, CO 80202

                  All Officers and          786                  .78%
                  Directors as a Group
                  (2 Persons)

(1)   WCM  Investments, Inc. is beneficially owned by William  C. Meier.

(2)   Includes 289 shares owned by Reyna Culpepper, Mr.  Signer's wife.

Item 12. Certain Relationships and Related Transactions.

     There were no transactions or series of transactions for the fiscal year, to which the Company is a party, in which the amount exceeds $60,000, and in which, to the knowledge of the Company, any director, executive director, nominee, five percent stockholder or any member of the immediate family of any of the foregoing persons, have or will have a direct or indirect material interest, except as follows:

          WCM  Investments,  Inc.  beneficially  owned  by William
          C. Meier contributed $7,500 in cash and other consideration to the Company in May 1997 for issuance of 7,500,000 shares of common stock, pre-reverse split. By virtue of this transaction WCM became the owner of 72% of the then outstanding common stock of the registrant when combined with other holdings.

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

3.2         Bylaws of Registrant        Exhibit to Annual Reporton
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

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of San Francisco, State of California on this 15th day of January, 1998.

White Cloud Exploration, Inc.

By:  /s/ Robert Galoob
     Robert Galoob, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature           Title                    Date

/s/Robert Galoob         President                January 15, 1998
Robert Galoob            Director


/s/David Galoob          Secretary                January 15, 1998
David Galoob             Director









                   WHITE CLOUD EXPLORATION, INC.
                   (A Development Stage Company)


                       FINANCIAL STATEMENTS

                           June 30, 1997

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
Member: A.I.C.P.A.
Colorado Society of C.P.A.'s

Board of Directors
White Cloud Exploration, Inc.


We have examined the accompanying balance sheets of White Cloud Exploration, Inc. (A Development Stage Company) as of June 30, 1997 and 1996 and the related statements of operations, cash flows, and changes in stockholders' equity for the years ended June 30, 1997, 1996, and 1995 and for the period July 22, 1983 (inception), through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Cloud Exploration, Inc. at June 30, 1997 and 1996, and the results of its operations and its cash flows for the period July 22, 1983 (inception), through June 30, 1997 in conformity with generally accepted accounting principles.


/s/ Michael B. Johnson & Co., P.C.

Denver, Colorado
December 1, 1997

                                   June 30,             June 30,
                                     1997                 1996



ASSETS:

Current Assets:
Cash                             $     100            $     100

TOTAL ASSETS                     $     100            $     100


LIABILITIES AND STOCKHOLDERS'
EQUITY:

Liabilities:
Accounts Payable                  $ 28,557             $ 27,055

TOTAL LIABILITIES                   28,557               27,055


Stockholders' Equity:
Common stock, $.001 par value,
 50,000,000 shares authorized,
 100,000 shares issued and
 outstanding                           100                   57

Additional paid-in capital          82,932               75,475
Deficit accumulated during the
 development stage               (111,489)            (102,487)

Total Stockholders' Equity        (28,457)             (26,955)

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY          $     100            $     100


                         For the     For the     For the       July 22,1983
                        Year Ended  Year Ended  Year Ended    (Inception)thru
                         June 30,    June 30,    June 30,       June 30,

                         1997        1996        1995           1997



INCOME                   $       - $       -  $       -     $              -


OPERATING EXPENSES:
General & Administrative     9,002                                   109,005

Net Loss from Operations   (9,002)                                 (109,005)

Other Income & (Expense)         -         -          -              (2,484)

Net Loss                 $ (9,002) $       -  $       -      $     (111,489)

Weighted average number
 of shares outstanding     100,000    56,710     56,710               71,031

Net Loss Per Share       $  (0.09) $       -  $       -      $        (1.57)


                          For the      For the    For the       July 22,1983
                         Year Ended   Year Ended Year Ended    (Inception)thru
                          June 30,     June 30,   June 30,      June 30,
                           1997         1996       1995          1997
Cash Flows From Operating
    Activities:
Net Profit (Loss)         $ (9,002)    $       -   $        -  $  (109,399)
Amortization of
 Organization Costs               -            -            -           200
Increase (Decrease) in
  Accounts Payables           1,502            -            -        26,467
Common Stock issued for
  services                        -            -            -        33,043
Common Stock issued in
 exchange for
 cancellation of accrued
 expenses                         -            -            -        30,382

Net Cash Provided (Used)
 by Operating Activities    (7,457)            -            -      (19,307)

Cash Flows From Investing
 Activities:
Land and Equipment
 acquired Distribution of
 property in redemption
 of common stock                  -            -            -   (2,001,850)

Net Cash Provided (Used)
 by Investing Activities          -            -            -             -

Cash Flow From Financing
 Activities:
Expenses paid and cash
 contributed by a
 stockholder                      -            -            -         2,600
Proceeds from sale of
 common stock                     -            -            -        16,500
Proceeds from stock
 issuance                     7,457            -            -         7,457
Deferred acquisition
 cost paid                        -            -            -       (6,600)
Organization costs paid           -            -            -         (550)
Common stock issued
 to acquire land and
 equipmint                        -            -            -     2,001,850
Redemption on common
 stock pursuant to
 distribution of property         -            -            -   (2,001,850)



                         For the      For the    For the      July 22, 1983
                        Year Ended   Year Ended Year Ended   (Inception) thru
                         June 30,     June 30,   June 30,     June 30,
                          1997         1996       1995         1997

Net Cash Provided(Used)
 in Financing Activities     7,457            -          -             19,407

Increase (Decrease) in
 Cash                            -            -          -                100

Cash and Cash
 Equivalents Beginning
 of Period                     100          100        100                  -

Cash and Cash
 Equivalents - End of
 Period                   $    100   $      100      $ 100           $    100

Supplemental Cash Flow
 Information:
Interest                  $          $               $               $      -
Taxes Paid                $          $               $               $      -



                                                     Deficit
                                                     Accumulated
                                         Additional  During the
                                 Common  Paid-In     Development
                     Shares      Stock   Capital     Stage          Totals
Balance at
 July 22, 1983
 (inception)        $       - $    -  $         -  $         -  $         -

Stock issued for
 cash to related
 parties in
 connection with
 business
 formation              3,030      3        1,497            -        1,500

Stock issued
 for cash
 pursuant to
 public offering,
 net of offering
 costs of $6,600        8,658      9        8,391            -        8,400

Stock issued
 for services          19,048     19       32,981            -       33,000

Stock issued
 for cash
 pursuant to
 Plan of
 Reorganization
 with Public Oil      129,870    130    2,001,720             -   2,001,850

Net loss,
 period ended
 June 30, 1984              -      -            -     (42,015)     (42,015)

Balance at
 June 30, 1984        160,606    161    2,044,589     (42,015)    2,002,735

Net loss, year
 ended
 June 30, 1985              -      -            -     (25,476)     (25,476)

Balance at
 June 30, 1985        160,606    161    2,044,589     (67,491)    1,977,259

Stock issued for
 services and
 repayment of
 debt to a
 related party         23,088     23       30,009            -        30,032

Aquisition and
 retirement of
 treasury stock
 in connection
 with stock
 issued to
 Public Oil         (121,212)  (121)   (2,001,729)            -  (2,001,850)

Aquisition and
 retirement of
 treasury stock
 in connection
 with stock
 issued for
 services             (5,772)    (6)             6            -            -

Net loss, year
 ended
 June 30, 1986              -      -             -     (11,122)     (11,122)

Balance at
 June 30, 1986         56,710     57        72,875     (78,613)      (5,681)

Net loss for
 year ended
 June 30, 1987              -      -             -      (4,269)      (4,269)

Balance at
 June 30, 1987         56,710     57        72,875     (82,882)      (9,959)

Net loss for
 year ended
 June 30, 1988              -      -             -      (1,745)      (1,745)

Balance at
 June 30, 1988         56,710     57        72,875     (84,627)     (11,695)

Expenses paid
 and cash
 contributed
 by a shareholder           -      -         2,600            -        2,600



                                                  Deficit
                                                  Accumulated
                                       Additional During the
                              Common   Paid-In    Development
                    Shares     Stock   Capital    Stage         Totals



Net loss for
 year ended
 June 30, 1989            -      -             -     (12,127)     (12,127)

Balance at
 June 30, 1989       56,710     57        75,475     (96,745)     (21,222)

Net loss for
 year ended
 June 30, 1990            -      -             -      (3,643)      (3,643)

Balance at
 June 30, 1990      56,710      57        75,475    (100,397)     (24,865)


Net loss for
 year ended
 June 30, 1991           -       -             -      (2,090)      (2,090)

Balance at
 June 30, 1991      56,710      57        75,475    (102,487)     (26,955)

Net loss for
 year ended
 June 30, 1992           -       -             -            -            -

Balance at
 June 30, 1992      56,710      57        75,745    (102,487)     (26,955)

Net loss for
 year ended
 June 30, 1993           -       -             -            -            -

Balance at
 June 30, 1993      56,710      57        75,475     (102,487)    (26,955)

Net loss for
 year ended
 June 30, 1994           -       -             -             -           -

Balance at
 June 30, 1994      56,710      57        75,475      (102,487)   (26,955)

Net loss for
 year ended
 June 30, 1995           -       -             -              -          -

Balance at
 June 30, 1995      56,710      57        75,475      (102,487)   (26,955)

Net loss for
 year ended
 June 30, 1996           -       -             -              -          -

Balance at
 June 30, 1996      56,710      57        75,475      (102,487)   (26,955)

Stock issued for
 services and
 repayment of
 debt to a
 related party      43,290      43         7,457              -      7,500

Net loss for
 the year
 ended June 30,
 1997                    -       -             -        (9,002)    (9,002)

Balance at
 June 30, 1997     100,000 $   100  $     82,932    $ (111,489) $ (28,457)


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


2.  Stockholders' Deficiency:

During 1984, the Board of Directors resolved that 3,300,000 shares of the Company's common stock valued at $.01 per share, be issued to various parties in connection with legal and other services provided in connection with the Public Oil and Gas Service Company (a Colorado corporation) ("Public Oil") plan and agreementof reorganization plan and agreement of reorganization.

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




4.  Stock Reverse Split:

In June 1997, the company elected to split the company's stock reversely at a rate of 173.25 to 1. The amounts in the financial statements have been adjusted to reflect the conversion.


5.  Subsequent Event:

The company has contracted to merge with two outside companies. There are numerous conditions associated with the contracts that have not been settled. Once the contracts are consummated, the company will require the issuance of 13,750,000 of its common stock (post reverse split).