Form 10KSB
period 1997-12-31
WHITE CLOUD EXPLORATION INC
filed 1998-06-11
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-KSB
        Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934
       For the transitional year ended:  December 31, 1997

Commission File number:  0-114244

                  WHITE CLOUD EXPLORATION, INC.
     (Exact name of registrant as specified in its charter)

Utah                                               84-0959153
State or Other Jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification Number)

116 Stanyan, San Francisco, California    94118
(Address of principal Executive Offices   Zip Code)

Registrant's telephone number, including area code: 415-387-3135

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

Yes (X)   No ( )

Check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $826,446

Transitional Small Business Disclosure Format:

               __X___ Yes     _______ No

As of December 31, 1997, 15,030,245 shares of common stock were outstanding. The aggregate market value of the Stock held by nonaffiliates was none at December 31, 1997.

     Documents incorporated by reference:   None

                        Part I
Item 1. Business.

General - Organization and Reorganization

     Since its inception in July of 1983, White Cloud
Exploration, Inc. ("White Cloud" or the Company") has been in the developmental stage, while it has attempted to identify suitable mergers, asset or acquisitions of operations.

     White Cloud, in March of 1991, entered into a Letter of Intent whereby White Cloud was to acquire
100% of the Stock of American Technology, Inc. ("ATI") in exchange for stock of White Cloud. The merger was cancelled due to accounting difficulties with American
Technology, Inc.

     The Company has had no further activities since 1991, and has been inactive up until 1997.

     In April 1997, William C. Meier through his beneficial ownership of WCM Investments, Inc., a Texas corporation
("WCM Investments"), obtained control of Registrant by purchasing on April 17, 1997, 5,010,750 (pre-reverse stock split) shares of Registrant's Common Stock. On May 14, 1997, WCM Investments purchased from Registrant 7,500,000 (pre-reverse stock split) newly-issued shares of Registrant's Common
Stock for $7,500 in cash. The 12,510,750 shares were automatically converted into 72,213 shares pursuant to a 173.25 to 1 reverse stock split of Registrant's Common
Stock on June 29, 1997, and represented 72.2% of the shares of Common Stock of Registrant outstanding at such time.

     Acquisition of Assets.

     The Watchout! Agreement was entered into effective May 30, 1997, and the Watchout! Acquisition consummated pursuant thereto effective as of December
29, 1997. Pursuant to the Watchout! Agreement, the shareholders of Watchout! contributed to Registrant
251,354 shares of Watchout's common stock (100%) for an aggregate consideration of 11,296,300 shares of Registrant's common stock. The number of shares of Registrant's common stock issued pursuant to the Watchout! Agreement was determined by reference to the proportionate post-Acquisition equity ownership of
Registrant negotiated by the pre-Acquisition Watchout!
shareholders, Goldpoint members and Registrant shareholders. Prior to the closing of the Watchout!
Acquisition, Watchout! was controlled by Robert Galoob and David Galoob.

     As a result of the Watchout! Acquisition, Registrant owns 100% of the issued and outstanding shares ofWatchout!. Watchout! designs, develops and intends to market worldwide watches and other consumer goods utilizing proprietary colored liquid crystal display technology.

     Pursuant to an LLC Interest and Asset Contribution Agreement (the "Goldpoint Agreement" and together with the Watchout! Agreement, the "Agreements"), the members
(i.e., equity holders) of Goldpoint International, LLC, a Delaware limited liability company ("Goldpoint"), effective as of December 29, 1997, contemporaneously with the closing of the Watchout! Acquisition, received from Registrant 2,140,000 newly-issued shares of Registrant's common stock in exchange for 100% of the membership interests in Goldpoint (the "Goldpoint Acquisition".) The 2,140,000 shares represent approximately 14% of the outstanding shares of common stock of Registrant on a fully-diluted basis.
Prior to the closing of the Goldpoint Acquisition, Goldpoint was controlled by Mr. Stephen J. Petre.

     It was agreed that after the required Section 14f
Notice to Shareholders, Directors-Messrs. Signer and
Mahanti resigned and the appointment of Messrs. Robert
Galoob and David Galoob became effective. The Notice was effective on October 17, 1997.

     Effective as of December 29, 1997, pursuant to the Agreements, and contemporaneously with the consummation of the Acquisitions, Robert Galoob and David Galoob accepted appointments as directors of Registrant from the prior directors of Registrant, each of whom resigned as directors.

     The number of shares of Registrant's common stock issued pursuant to the Goldpoint Agreement was determined by reference to the proportionate post-
Acquisition equity ownership of Registrant negotiated by the pre-Acquisition Watchout! shareholders,
Goldpoint members and Registrant shareholders.

     As a result of the Goldpoint Acquisition, Registrant owns 100% of the outstanding membership interests in Goldpoint LLC. Goldpoint designs and markets fine writing instruments.

     Pursuant to the Agreements, in the event that:
(i) Watchout! or Goldpoint did not provide the financial information necessary for Registrant to comply with its obligations to provide such information in connection with Registrant's filing obligations under the Securities Exchange Act of 1934, as amended, or (ii) the closing of the Private
Placement (as defined below) does not occur, the holders of the majority of Registrant's common stock outstanding prior to the Acquisition, have the right but not the obligation to rescind the Watchout!
Acquisition and/or the Goldpoint Acquisition, as the case may be.

     The descriptions contained herein of the Agreements and the Acquisitions are qualified in their entirety by reference to the Watchout! Agreement, dated as of May 30, 1997, by and among Registrant, Watchout! and the shareholders of Watchout!, and the Goldpoint Agreement, dated as of May 30, 1997, by and among Registrant, Goldpoint and the members of Goldpoint, filed as Exhibits 7.2 and 7.1, respectively, to Registrant's Form 8-K dated September 24, 1997.

     Concurrent with the closing of the Watchout! and Goldpoint acquisitions and funding of the loans, referred to hereinabove, the Company has adopted a new business plan.

     The company owns an exclusive worldwide license in perpetuity for watches, clocks jewelry and personal adornment items, with Boit, Inc. Boit Inc. is the developer and patent holder of a new technology/consumer product which is the basis for the WATCHOUT! product line.

     Based on the original patent application and now the issuance of the patent, the company has filed for protection in all the major European markets as well as Japan, Taiwan, South Korea, Hong Kong and China.

                      The Product

     WATCHOUT! is the trade name for a product based on a proprietary, patented technology that transforms the plain blackon-gray liquid crystal displays found on all of today's digital watches into a programmable, moving array of colors, patterns and animated vignettes. Virtually any color combination and pattern can be created, doing for the watch what multimedia software did for the computer. While primarily aimed at the children's watch industry, the technology can also be applied to clocks and personal accessories, most notably, jewelry. Management believes that the jewelry market may be as large as the watch market.

     WATCHOUT! is an exclusive entry into the international watch market, estimated at $15 to $20 billion per year. Within this market, fashion watches are the fastest growing, most visible segment, accounting for an estimated 20% of total industry sales. Launched by Swatch in 1983, the category has revolutionized the way consumers think of watches and how they buy them.

     Character-licensed watches are created using the image, likeness or logos of popular characters from movies, television, cartoons, books, sports and well known consumers brands--and include the classic Mickey
Mouse watch, still selling after 20 years on the market. Character-licensed watches constitute another sizable component of the industry and usually sell through toy outlets.

     At the heart of WATCHOUT! is a patented system combining a color changing LCD with a quartz analog movement--driven by an off-the-shelf programmable microprocessor. The patent application was filed in spring of 1995, and Boit, Inc. (predecessor to WATCHOUT!) received a U.S. patent in June 1997.

     Eighty to ninety percent of all watches in the fashion watch category are analog watches. Management believes that this patent, combining a color changing
LCD with an analog movement, should enable the company to have a competitive edge for at least two years.
This period will enable the company to firmly establish the brand in the marketplace.

     The technology is both inexpensive and easy to manufacture, comparable to that of standard analog watch movements. This ease-of-manufacturing will allow the company to market a cost competitive product, while facilitating continuity of the product lines and timely delivery.

     The fashion watch category is generally priced in the $40 to $150 range at retail. Management will price
WATCHOUT! products in the midpoint of the category, from $60-$80. Character-licensed watches distributed through toy outlets will be priced less expensively at under $20. WATCHOUT! fashion, character-licensed, and advertising specialty watches will be price-competitive, while adding a graphical element never seen on a watch before.


     Placement Agreement

     On February 5, 1997, Watchout! and Sands
Brothers & Co., Ltd. ("Sands Brothers") entered into a Selling Agreement pursuant to which Sands Brothers will act as placement agent in a private placement of $6,000,000 (at least $3,000,000 of which shall provide immediately available funds to the issuer at the closing of the private placement) of equity securities to be issued by an entity with shares registered under the Securities Exchange Act of 1934, as amended (the "Private Placement"). The Agreements were entered into and the Acquisitions consummated to facilitate the Private Placement. To date (June 10, 1998) the Placement has not been funded and there is no commitment to fund.

     Bridge Financing

     Pursuant to agreements between Sands Brothers and Watchout!, Sands Brothers agreed to arrange bridge financing for Watchout! to use as working capital during the period between execution of the Agreements and consummation of the Private Placement.
Pursuant to such agreements, Sands Brothers arranged the loans described below.

     On September 3, 1997, Registrant issued
Promissory Notes in the amounts of $50,000 to Raymond
J. Larkin and $150,000 to Watchout!-Goldpoint
Partners, L.P., an entity which is not otherwise an affiliate of Registrant, Watchout! or Goldpoint. The loaned funds were then made available to Watchout!
and Goldpoint as working capital to fund their respective business operations until the Acquisitions and Private Placement are consummated. In connection with such loans, Mr. Larkin and Watchout!-Goldpoint
Partners, L.P., Sands Brothers and Mark Hollo were issued Warrants to purchase 75,000, 225,000, 25,000 and 25,000 shares of Registrant's common stock, respectively, at $.01 per share.

     On September 19, 1997, Watchout! issued
Promissory Notes in the amounts of $166,000 and $84,000 to John Bader and Wayne E. Williams, respectively. The loaned funds were then made available to Watchout! and Goldpoint to be used as working capital for their respective business operations. Robert Galoob and David Galoob have jointly and severally guaranteed $100,000 of the foregoing loans. Each of the foregoing Notes are secured by an Assignment of Contract Rights and related Security Agreement. Upon consummation of the Private Placement, Messrs. Bader and Williams are entitled to be issued Warrants to purchase 166,000 and 84,000 shares of Registrant's common stock, respectively, at $.10 per share.

Employees and Consultants

     The Company at fiscal year end had no paid employees, and its President, Robert Galoob, Vice President Stephen
Petre, and Secretary, David Galoob serve on an as needed basis. These officers intend to devote only such time as necessary to the business affairs of the Company.

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

Item 2. Properties.

     The Company maintains its corporate office at 116 Stanyan, San Francisco, California 94118 under an informal arrangement with the Company's President.
This space is deemed adequate for the immediate future.

Item 3. Legal Proceedings.

     The Company is not a party to any pending legal proceedings. Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders within the year covered by this report, through solicitation of proxies or otherwise. A
Notice pursuant to Section 14f was filed on October
6, 1997, and sent to shareholders within 3 days thereafter.


                       Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


     The outstanding registered securities of White
Cloud Exploration, Inc. are not now presently traded
on any exchange.
               Common Stock   Common Stock
1997           Bid High       Bid Low
____________________________________________________
1st Quarter    no quote       no quote
2nd Quarter    no quote       no quote
3rd Quarter    no quote       no quote
4th Quarter    no quote       no quote

               Common Stock   Common Stock
1996 and 1995  Bid High       Bid Low
____________________________________________________

1st Quarter    no quote       no quote
2nd Quarter    no quote       no quote
3rd Quarter    no quote       no quote
4th Quarter    no quote       no quote


     The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.
The Company estimates that as of December 31, 1997, there are approximately 219 record stockholders of the Company's shares.

     No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Change in Accounting Year

     The Company acquired new assets and business operations of Goldpoint and Watchout! in the last half of 1997 and in order to match fiscal years with these operations the Registrant changed its year end to December 31, 1997, resulting in transitional accounting for a six month period ended December 31, 1997. All discussions hereinafter are based upon calendar year accounting for the combined operations.

     During fiscal year 1997, the Company continued to be a development stage entity. Its total revenues were $826,446 and it had $59,147 cash capital at year end.

Financial Condition and Changes in Financial Condition

     All revenue producing business operations were conducted by the entities acquired in the year ended
December 31, 1997. No revenues were generated in the fiscal year 1997 or 1996 directly by White Cloud
Exploration, Inc., however, with the acquisition of the assets of Watchout! and Goldpoint and the operations thereof, the recast of the combined business entities reflects the combined financial conditions of the now acquired businesses of Watchout! and Goldpoint. The Company at year end
December 31, 1997, had $59,147 in cash compared with $13,961 in cash at December 31, 1996. The Company at fiscal year end needed cash infusions from shareholders to provide capital, or loans from any sources, for advancement of its business ventures.

Liquidity and Capital Assets.

     The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and from shareholder advances and loans. The company had $59,147 cash at 1997 year end, and $13,961 cash at previous year end and current assets of $305,276 at December 31, 1997 and $14,975 at December 31, 1996.

     Total liabilities for 1997 (which were all due) were $1,413,737 for a deficit of ($1,108,461) in the ratio of liabilities to current assets.

     The company is critically deficient in capital to market or produce products and needs an estimated
$1,000,000 to even commence effective operations. No source of such funds has been identified and it would have to occur through debt or stock sales.


Results of Operations for twelve month period ended December 31, 1997 Compared to 1996

     In the year ended December 31, 1997, the Company had revenues of $826,446 and incurred operating expenses totaling $1,072,261. In calendar year 1996 the combined entities' revenues were $386,034. As of December 31, 1997, the Company had no material commitments for capital expenditures.

     In the year ended December 31, 1997, the Company incurred $201,328 in general and administrative expenses compared with $96,669 in 1996. In the fiscal year ended December 31, 1997, the Company incurred an operating loss of ($731,582) compared to a loss of ($766,217) in 1996. Net loss for 1997 was ($968,502) or ($.06) per share compared to a net loss for 1996 of ($895,058) or ($.08) on a fully diluted basis.


Results of Operations - Prior Years

     The Company's combined operations when combined through December 31, 1995, did not generate revenues, although in 1995, $89,966 in start up expenses and research were incurred resulting in an operating loss of $89,966 in 1995. Registrant, prior to acquiring the Watchout! and Goldpoint businesses, had no revenues or operations since 1991. Reference is made to the 10-KSB filed for the period ended June 30, 1997.

Item 7. Financial Statements and Supplemental Data.

     Attached hereto and filed as part of this Form
10-KSB are the financial statements required by Regulation SB. Please refer to pages F-1 through F-8.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

     For Fiscal Year 1992 and thereafter the Company engaged as its Auditor Michael B. Johnson & Co.
There were no disagreements as to any matter of accounting practice or principles, financial statement disclosure or auditing scope or procedure, with any prior accountant.

                      Part III

Item 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a).

Identification of Directors and Executive Officers of the Company

     The directors and executive officers of the Company, their age, positions held in the Company, and duration as such, were as follows as of end of the fiscal year:

     Name           Age            Position                           Since
Robert Galoob       45             President/Director                 12/97
David Galoob        48             Secretary/Treasurer/Director       12/97
Stephen Petre       42             Vice President                     12/97

Business Experience

     The following is a brief account of the business experience during the past five years of the former officer/directors at the end of the period, indicting their principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     Robert Galoob obtained a B.S. from the
University of California at Berkeley in 1975.  He was
President and Director of Robert Galoob, Inc. from
1989 to 1995. From 1995 to present he has been President and a Director of Galoob Enterprises, Inc.
now known as Watchout!, Inc.

     David Galoob, attended college at City College of San Francisco, University of Oklahoma and
University of Southern California. From 1970 to 1991 he was employed Lewis Galoob Toys, Inc. in various management positions including President, CEO, and Chairman of the Board. He retired in 1991. From
1991 to 1996, we was co-president and co-chairman of the board of the original San Francisco toymakers.

     Stephen J. Petre, Goldpoint founder, President and CEO since 1996. Mr. Petre has 19 years of business experience including extensive major account, international sales and marketing management, in addition to international sourcing.
Under Mr. Petre's direct management, including product development and packaging innovation,
Goldpoint carved out an important niche in the super store market, dominated by internationally known fine writing brand names. Mr. Petre will be the executive vice president, with responsibility for both
WATCHOUT! and Goldpoint brands. Mr. Petre attended the University of Denver, and received a BSBA 1978.

     Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company shareholders and hold office until their death, or until they shall resign or have been removed from office.

Section 16(a) Reporting Delinquencies

     Section 16(a) of the Securities Exchange Act of
1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission.
Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

    The following persons did not file reports under Section
16(a) during the most recent fiscal year:


Name             Number of late                           Known failures
                 reports                                  to file forms




Robert Galoob     1                                         Annual Form 5
David Galoob      1                                         Annual Form 5
Stephen Petre     1                                         Annual Form 5

Item 10. Executive Compensation.

     The Company accrued a total of $39,250
compensation to the executive officers as a group for services contributed to the Company in all capacities during the period ended December 31, 1997. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

      SUMMARY COMPENSATION TABLE OF EXECUTIVES


Name and       Fiscal   Salary  Bonus   Other Annual   Restriced    Securities
Principal      Year     ($)     ($)     Compensation   Stock        Underlying
Position                                ($)            Awards       Options/SARs
                                                       ($)          (#)
Robert Galoob  1995     0       0       0              0            0

President      1996     0       0       0              0            0

               1997     0*      0       0              0            0


David Galoob   1995     0       0       0              0            0

Secretary/     1996     0       0       0              0            0

Treasurer      1997     0*      0       0              0            0

Stephen Petre, 1995     0       0       0              0            0

Vice President 1996     0       0       0              0            0

               1997     0*      0       0              0            0

*accrued compensation of $39,250 total
Option/SAR Grants Table (None)
Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)
Long Term Incentive Plans - Awards in Last Fiscal Year (None)

     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

NONE

Item 11. Security Ownership of Management and Beneficial Owners.

As  of  December  31, 1997, there were 15,030,245
common  shares issued   and   outstanding.   The
following  table  sets   forth information,  as  of
Fiscal  year  end,  with  respect  to   the
beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.

Stock Title     Name and Address             Amount of Beneficial   Percentage
of Class        Of Beneficial Owner          Ownership              of Class
Common          WCM Investments, Inc.        1,017,116              6.7%
                2350 Airport Freeway #660
                Bedford, TX 76022

Common          Robert Galoob,               3,141,823              20.9%
                President & Director
                116 Stanyan
                San Francisco, CA

Common          David Galoob                 3,781,823              25.2%
                Secretary and Director
                116 Stanyan
                San Francisco, CA

Common          Mark Hollo                   1,820,000              12.1%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016

Common          Arch Angel
                Holding Company, LLC         1,580,000              10.5%
                7 Park Avenue
                White Plains, NY  10603

Common          Martin Sands                 910,000                6%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016

Common          Steven Sands                 910,000                6%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016


                All Officers and             8,503,646             56.6%
                Directors as a Group
                (3 Persons)

(1)   WCM  Investments, Inc. is beneficially owned by William  C. Meier.

(2) Arch Angel Holding Co, LLC is beneficially owned by Stephen Petre, Vice President.

Item 12. Certain Relationships and Related Transactions.

     There were no transactions or series of
transactions for the fiscal year, to which the
Company is a party, in which the amount exceeds
$60,000, and in which, to the knowledge of the
Company, any   director,   executive  director,
nominee,   five   percent stockholder or any member
of the immediate family of any of the foregoing persons, have or will have a direct or indirect material interest, except as follows:

1.   WCM Investments, Inc. beneficially owned by
William C. Meier contributed $7,500 in cash and other consideration to the Company in May 1997 for issuance of 7,500,000 shares of common stock, pre-reverse split. By virtue of this transaction
WCM became the owner of 72% of the then outstanding common stock of the registrant when combined with other holdings.

2. The Watchout! Agreement was entered into effective May 30, 1997, and the Watchout!
Acquisition consummated pursuant thereto effective as of December 29, 1997. Pursuant to the

Watchout! Agreement, the shareholders of Watchout!
contributed to Registrant  100%  of  Watchout's
common stock  for  an  aggregate consideration of
11,296,300 shares of Registrant's common  stock.
Prior to the closing of the Watchout! Acquisition,
Watchout!  was controlled  by  Robert  Galoob and
David Galoob.   Robert  Galoob received  3,141,823
shares of common stock of registrant.   David Galoob
received 3,781,823 shares of common stock of registrant.

3.    Pursuant to a LLC Interest and Asset
Contribution Agreement (the  "Goldpoint  Agreement"
and  together  with the  Watchout! Agreement, the
"Agreements"), the members (i.e., equity  holders) of
Goldpoint International, LLC, a Delaware  limited
liability company  ("Goldpoint"),  effective  as  of
December 29,   1997, contemporaneously with the closing
of the Watchout!  Acquisition, received   from  Registrant
2,140,000  newly-issued  shares   of Registrant's common
stock in exchange for 100% of the membership interests in
Goldpoint (the "Goldpoint Acquisition", and together with
the  Watchout! Acquisition,  the  "Acquisitions").  The
2,140,000  shares represent approximately 14% of the
outstanding shares  of  common stock of Registrant on
a fully-diluted  basis. Prior to the closing of the
Goldpoint Acquisition, Goldpoint  was controlled  by
Stephen  J. Petre.  Through  Arch  Angel  Holding
Company,  LLC,  Mr.  Petre  controls  1,580,000
shares  of  the Registrant.

4.    On  September  3,  1997, the Company entered
into  a  loan arrangement  with certain parties or
loans totaling  $200,000  to the  Company.   The
Company advanced such monies to Watchout!  in
furtherance  of  its Agreement of May 30, 1997.  The
loans  were funded by:

          (a)  An 18% Senior note issued by
               the Company to  Raymond  Larkin in the
               amount of  $50,000  due September 3,
               1998, in full with interest.

          (b)  An 18% Senior note issued by
               the Company to  Watchout!-Goldpoint
               Partners for $150,000  due September 3,
               1998, in full with interest.

          (c)  In  addition,  the Company  granted
               warrants  to purchase common shares at
               $.01/share as an inducement to the
               lenders to make the loans. The  options
               expire on September  3,  2002.  The
               warrants  are  to  Raymond J.  Larkin
               for  75,000 shares  and  to Watchout!
               Goldpoint  partners  for 225,000
               share

          (d)  Further, the Company granted
               warrants to purchase  25,000  shares
               each to  Mark  Hollo  and Sands
               Brothers & Co.  The warrants are
               exercisable at $.01 per share on or
               before September 3, 2002.

          (e) The Company, in a separate
              transaction related  to  the  Watchout!
              Agreement,  agreed  to issue warrants  to
              purchase a  total  of  250,000
              common  shares  of the Company @  $.10
              per  share exercisable  two  years from
              September  19,  1997. The  warrants are
              to be issued to John  Bader  and Wayne E.
              Williams  for  166,000  and   84,000,
              respectively.

5. In October 1997, 1,150,000 shares of common stock were issued to WCM Investments, Inc. in consideration of services in accomplishing the Watchout! and Goldpoint acquisitions.

                        Part IV

Item  13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

1. Financial Statements of the Registrant are included under Item 8 hereof.

2. Financial Statement Schedules - None

3. Exhibits:

Exhibit #        Description                   Location
3.1              Articles of Incorporation     Exhibit to Annual Report
                                               on Form 10K  for  Fiscal
                                               Year ended June  30, 1986

3.2              Bylaws of Registrant          Exhibit to Annual Report
                                               on Form 10K  for  Fiscal
                                               Year ended June  30, 1986

27.1             Financial Data Schedule       Attached

(b) Reports on Form 8-K.

          September 24, 1997       Incorporated by reference.
          December 29, 1997        Incorporated by reference.

(c) Notice to Shareholders under SEC 14(f) filed October 6, 1997.

                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of San Francisco, State of California on this 9th day of June, 1998.

White Cloud Exploration, Inc.

By:  /s/Robert Galoob
     Robert Galoob, President

Pursuant  to the requirements of the Securities
Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature           Title                    Date

/s/Robert Galoob         President                June 9, 1998
Robert Galoob            Director


/s/David Galoob          Secretary                June 9, 1998
David Galoob             Director

                 Michael B. Johnson & Co., P.C. (A
                     Professional Corporation)

                  Certified Public Accountants
                 9175 East Kenyon Avenue, Suite
                  #100 Denver, Colorado 80237

Michael B. Johnson C.P.A.                                       (303)796-0099
Member: A.I.C.P.A.
Colorado Society of C.P.A.'s


                    REPORT OF INDEPENDENT AUDITORS


Board of Directors
White Cloud Exploration


We have audited the accompanying consolidated balance sheets of White Cloud Exploration, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Because we were not engaged until after year end and did not observe the year end physical inventory and it was not practicable to extend our auditing procedures to enable us to express, and we do not express, an opinion on the inventory.

Except for the item mentioned above, in our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of White Cloud
Exploration, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Denver, CO
April 30, 1998

                         F1

                     WHITE CLOUD EXPLORATION, INC.
                             BALANCE SHEET
                              DECEMBER 31

                                             1997            1996
ASSETS
Current Assets
Cash                                        $59,147          13,961
Accounts Receivable                         137,454          20,260
Less Allowance for doubtful accounts       (53,325)        (19,246)
                                            143,276          14,975
Inventory                                   162,000               -
Total Current Assets                        305,276          14,975

Property, plant and equipment                17,905           6,470
Less accumulated depreciation               (5,653)         (1,294)
Total property, plant and equipment-net      12,252           5,176


Due from member                              27,935         101,015
Other Assets                                 16,853          20,101
Total Assets                               $362,316        $141,267

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Acccrued Expenses                          $200,157             231
Accounts Payable                            319,983         253,101
Interest Payable                             25,668               -
Due to Stockholders                         307,424         122,408
Due to Factor                                55,537          72,439
Line of Credit                               54,968          34,007
Notes Payable                               450,000               -

Total Liabilities                         1,413,737         482,186

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, no par value
10,000,000 shares authorized,
   no shares issued or outstanding.               -               -
Common Stock $.001 par value,
50,000,000 shares authorized,
   15,030,245 & 227,000 shares issued
   and outstanding.                          15,030             227
Additional Paid in Capital                  989,502         746,305
Accumulated Deficit                     (2,055,953)     (1,087,451)

Total Stockholders' Deficit             (1,051,421)       (340,919)

Total Liabilities & Stockholders'
Deficit                                    $362,316         $141,267

     The accompanying notes are an integral part of this financial statement.
                                  F2

[CAPTION]

                     WHITE CLOUD EXPLORATION, INC.
                  STATEMENTS OF STOCKHOLDER'S EQUITY
                          DECEMBER 31, 1997

                                                                    TOTAL
                                     ADDITIONAL        ACCUMULATED  STOCKHOLDERS
                      COMMON STOCK   PAID-IN CAPTIAL   DEFICIT      EQUITY

                      Shares  Amount

Balance at December
 31, 1994                  56,710     $57    $75,925  $(102,487)       $(26,505)
Issuance of common
 stock for cash           156,000     156     77,844           -          78,000

Net loss for year
 ended Dec. 31, 1995            -       -          -     (89,906)       (89,906)


Balance at December
 31, 1995                 212,710     213    153,769    (192,393)       (38,411)
Issuance of common
 stock for cash            14,362      14    342,986            -        343,000

Capital contribution            -       -    250,000            -        250,000

Net loss for year
 ended Dec. 31, 1996            -       -          -    (895,058)      (895,508)


Balance at December
 31, 1996                 227,072     227    746,305  (1,087,451)      (340,919)

Issuance of common
 stock for cash                 -       -          -            -              -

Capital contribution            -       -    250,500            -        250,500
 Issuance of common
 stock for services
&
 repayment of debt
 to a relate party         43,290      43      7,457             -         7,500

Issuance of common
 stock in conjunction
 with merger           14,759,883   14,760  (14,760)             -             -

Net loss for year
 ended Dec. 31, 1997            -        -         -     (968,502)     (968,502)


Balance at December
31, 1997               15,030,245  $15,030  $989,502  $(2,055,953)  $(1,051,421)

     The accompanying notes are an integral part of this financial statement.
                              F3

[CAPTION]

                     WHITE CLOUD EXPLORATION, INC.
                        STATEMENT OF OPERATION

                                  YEARS ENDED DECEMBER 31

                            1997           1996               1995

OPERATING REVENUES
Revenues                 $826,446         $386,034               $-
Costs of goods sold       485,767          237,610                -

Gross profit              340,679         148,424                 -

OPERATING EXPENSES
Royalties                 225,000         372,500                 -
Research &
development               260,359         183,673            84,432
Selling expenses           23,117          52,312                 -
Professional fees         112,851          77,994                 -
Management fees           115,321               -                 -
Consulting fees            31,930           77,419            4,000
General &
administrative            201,328           96,669            1,534
Marketing                   7,855           34,074                -
Commitment/Loan fees       94,500           20,000                -

Total operating expense 1,072,261          914,641           89,966

OPERATING PROFIT
(LOSS)                  (731,582)        (766,217)         (89,966)

OTHER REVENUES &
EXPENSES
Interest Expense         (36,612)            (923)                -
Miscellaneous income       37,946             (25)               60
Loss on sale of
receivables             (238,254)        (127,893)                -

Total other revenues
& expenses              (236,920)        (128,841)               60

NET INCOME (LOSS)      $(968,502)       $(895,058)        $(89,906)

LOSS PER SHARE
Primary                    (0.06)           (0.09)           (0.01)
Fully diluted              (0.06)           (0.08)           (0.01)
     The accompanying notes are an integral part of this financial statement.
                                  F4

[CAPTION]

                     WHITE CLOUD EXPLORATION, INC.
                       STATEMENT OF CASH FLOWS


                                             YEARS ENDED DECEMBER 31
                                          1997        1996        1995

OPERATING ACTIVITIES
Net loss                                   $(968,502)  $(895,058)  $(89,906)
Adjustment to reconcile net loss
   to net cash used in operating
   activities:
Depreciation & amoritization                    7,607       4,344          -
Common stock issued in exchange
   for services                                    43           -          -
Expenses paid by stockholder
   as capital contribution                     88,500           -          -
Changes in operating assets and
   liabilities:
Accounts receivable                           (83,115)    (1,014)          -
Accounts payable and accrued expenses          266,808    226,277          -
Interest payable                                25,668          -          -

Net cash used in operating acitivities       (662,991)  (665,451)   (89,906)

INVESTING ACTIVITIES
Purchase of equipment                         (11,435)    (6,470)          -
Purchase of organizational costs                     -          -   (15,250)
Purchase of trademarks                               -    (7,901)          -
(Advances) payments to/from member              73,080  (101,015)          -

Net cash provided by investing activities       61,645  (115,386)   (15,250)

FINANCING ACTIVITIES
Advances from stockholders                     185,016    122,408          -
Proceeds (payments) from/to factor            (16,902)     72,439          -
Proceeds from line of credit                    20,961     34,007          -
Proceeds from notes payable                    450,000          -          -
Proceeds from issuance of stock                  7,457    421,000          -
Capital contributions                                -    142,000    108,000

Net cash provided by financing activities      646,532    791,854    108,000
Net increase (decrease) in cash
   and cash equivalents                         45,186     11,017      2,844
Cash and cash equivalents at
   beginning of year                            13,961      2,944        100
Cash and cash equivalents at end of year       $59,147    $13,961     $2,944

SUPPLEMENTAL CASH FLOW
Interest Paid                                  $33,949       $923         $-
Taxes Paid                                      $1,050     $1,600         $-
     The accompanying notes are an integral part of this financial statement.
                                  F5

                  WHITE CLOUD EXPLORATION, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997

1.   Organization and Summary of Significant Accounting Policies:

Organization- White Cloud Exploration, Inc. (the
Company) was incorporated in the State of Utah on July 22, 1983, for the purpose of obtaining capital to seek potentially profitable business opportunities.
Since inception, the Company has been engaged in organizational activities. The Company acquired two entities, Watchout, a California Corporation, and Goldpoint International, a limited liability company.
White Cloud Exploration, Inc. changed its year-end from June 30 to December 31.

The Watchout Agreement was entered into effective May
30, 1997, and the Watchout Acquisition consummated pursuant thereto effective as of December 29, 1997.
Pursuant to the Watchout Agreement, the shareholders of Watchout contributed to the company all of Watchout's common stock for an aggregate consideration of 11,296,300 shares of the company common stock. The company owns 100% of the issued and outstanding shares of Watchout. Watchout designs, develops, and intends to market worldwide watches and other consumer goods utilizing proprietary colored liquid crystal display technology.

The Goldpoint Agreement entered into contemporaneously with the Watchout Agreement and the Goldpoint Acquisition was considered contemporaneously with the consummation of the Watchout acquisition. Pursuant to the Goldpoint Agreement, the members of Goldpoint contributed to the company an aggregate of 100% of the equity interests in Goldpoint for an aggregate consideration of 2,140,000 shares of the company's common stock. As a result of the Goldpoint Acquisition, the company owns 100% of the outstanding membership interests in Goldpoint. Golpoint designs and markets fine writing instruments.

2.   General and Summary of Significant Accounting Policies

Organization-Watchout, a California corporation, is a development stage enterprise engaged in the development of fashion watches. Watchout plans to develop, manufacture and sell watches and personal accessories worldwide.

Goldpoint International, LLC, A Delaware limited liability company, designs and markets fine writing instruments.

Property and Equipment- Property and equipment are stated at cost. Depreciation is computed using the double-declining balance method over estimated useful lives of 5 years.

Other Assets- Other assets consists of organizational costs and trademarks which have been capitalized and are being amortized over 5 and 40 years, respectively, using the straight-line method.

Research and Development- Research and development costs are expensed when incurred.

Income Taxes- No provision have been made for income taxes. As of December 31, 1997, the company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $2,055,900. These net-operating losses may be used to offset future taxable income. Unused carryforwards will expire in 2012.

Uses of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported activities during the reporting period. Actual results may differ from those estimates.

3.   Related Party Transactions

Watchout has recorded unsecured, non-interest-bearing amounts due to stockholders for the reimbursement of expenses. There are no specific repayment terms;
however, these amounts are expected to be repaid within 12 months of the balance sheet date.
Watchout has also recorded $70,000 in amounts due to stockholders. The amounts are payable on demand at an interest rate of 5.81%. A shareholder has a consulting agreement in which 1,250,000 shares of White Cloud Exploration can be earned.
                         F6

                  WHITE CLOUD EXPLORATION, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1997

4.   Changes in Control

Effective December 29, 1997 White Cloud Exploration acquired 100% of the outstanding common stock of Watchout and 100% of the limited liability interests in Goldpoint International, LLC in exchange for 11,296,300 and 2,140,000 shares of White Cloud
Exploration restricted common stock.

5.   Commitments and Contingencies

License Agreement- On September 21, 1995 Watchout entered into a license agreement with an unrelated third party for the use of patents and technical knowledge. The agreement provides for minimum payments for the first four years through September
1999, totaling $915,000, which may be offset by the payment of royalties as a percentage of sales. The agreement may be canceled at any time, without cause, by Watchout, with 60 days notice and with no further liability. In addition to expense reimbursements of $20,000,minimum payments in the amount of $225,000 and $296,250 have been made for 1997 and 1996, respectively, and are reported as royalties in the accompanying Statement of Operations.

Investment by Distribution- Watchout entered into an agreement with a distributor on July 21, 1996. The agreement provides that the distributor invest
$500,000 - $250,000 as a cash payment to Watchout and $250,000 to be made available to Watchout for use in Hong Kong, oversees production, quality assurance/quality control and establish a $150,000 standby letter of credit. In exchange, Watchout will issue the distributor 4% of the common stock outstanding as of the date of the agreement, grant distribution rights in Southeast Asia (except Japan), pay 9% commission based on the factory store costs of the product, and grant the right to open Watchout retail stores in all of Southeast Asia. The agreement will remain in effect for a minimum of four years or until the distributor's investment of $500,000 is earned through commissions.

Consulting Agreement- On November 15, 1996, Watchout entered into an agreement which requires payment of $150,00 in finder's fees to be made to an independent consultant, plus 2% of the amount accepted under a placement agreement but not to exceed $250,000. In addition, the consultant will earn compensation consisting of 1,250,000 shares of White Cloud
Exploration at the close of the stock placement agreement.

Placement Agreement- On February 5, 1997, Watchout entered into an agreement with a placement agent to secure additional capital or financing in the minimum amount of $6,000,000. The agreement requires
Watchout to pay commissions to the placement agent equal to 10% of the additional capital or financing received and a nonaccountable expense allowance equal to 3% of the additional capital or financing. In addition, Watchout is partially responsible for certain expenses incurred by the placement agent upon closing. In 1996, commitment fees paid to the placement agent amounted to $20,000. No fees were paid in 1997 under this agreement.

As a condition of the agreement, the placement agent reserved the right of first refusal to underwrite or place any future public or private sales of debt or equity securities of Watchout, including those involving any principal stockholders of the Watchout through November 19, 1999.

Watchout has also agreed to pay the placement agent a 5% finder's fee in the event that they are party to any merger, acquisition or joint venture introduced directly or indirectly by the placement agent.

In connection with the placement agreement, the Board of Directors passed a resolution to issue 69,868 shares of common stock to the placement agent for $500. The shares may be repurchased on a pro rata basis if $6,000,000 is not raised pursuant to the terms of the aforementioned agreement.

                         F7

                  WHITE CLOUD EXPLORATION, INC.
                  NOTES TO FINANCIAL STATEMETNS
                       DECEMBER 31, 1997

Stock Warrants- In connection with the loan agreements dated September 19, 1997, Watchout agreed to pay finder's fees to a third party. The agreement requires payment of finder's fees in the form of $32,500 at the closing of the loans and 250,000 stock warrants with an exercise price of $.10 a share expiring on December 19, 2000. Payment of the finder's fees had not been made as of the balance sheet date, however, the $32,500 fee has been accrued at December 31, 1997. The warrants are to be issued when and if the private placement described previously under Placement Agreement is consummated.

In connection with the loans arranged for by Sands
Brothers & Co., Ltd.  ("Sands Brothers"), White Cloud
Exploration has agreed to issue stock warrants to Raymond J. Larkin, Watchout-Goldpoint Partners, L.P.,
Sands Brothers and Mark Hollo totaling 75,000,
225,000, 25,000 and 25,000 shares respectively, with an exercise price of $.01 a share, expiring on September 3, 2000.

6.   Line of Credit

A promissory note to Goldpoint International, LLC of
$54,968
payable with interest 60 days from the date of each cash advance under a letter of credit issued by Opal
Trade Corporation. Interest accrues at a rate of 4% over the prime rate designated by Chemical Bank.
This note is collateralized by the assets of the company.

7.   Loan Payable

   ( a ) Two 18% promissory notes of $150,000 and $50,000 due September 3, 1998. These notes are considered Senior and have priority in right of payment over all indebtedness of the company.

   ( b ) A 12% promissory note of $166,000 payable to John Bader in one payment of principal and interest due in demand or at the time of first funding of a private placement of stock in the amount of $6,000,000 by Watchout. All sums past due shall bear interest at 18% from their maturity date. Collateral security includes the first $1.32 per unit production proceeds upon the sale of certain products.

  ( c ) A 12% promissory note of $84,000 payable to Wayne Williams in one payment of principal and interest due on demand or at the time of first funding of a private placement of stock in the amount of $6,000,000 by Watchout. All sums past due shall bear interest at 18% from their maturity date. Collateral security includes priority assignment of contract rights to the next $0.68 per unit in production proceeds, second only to the $1.32 per unit assigned to John Bader from proceeds from certain products.

8.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However the company has sustained substantial operating losses in recent years. In addition, the company has used substantial amounts of working capital in its operations. Further, at December 31, 1997 current liabilities exceed current assets by $1,108,461, and total liabilities exceed total assets by $1,051,421.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the company's operating and financial requirements provide the opportunity for the company to continue as a going concern.

                          F8