Form 10QSB
period 1998-03-31
WHITE CLOUD EXPLORATION INC
filed 1998-07-31
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1998

                        Commission File number: 0-114244

                          WHITE CLOUD EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

UTAH                                                          84-0959153
---------------------------------                      ------------------------
State or Other Jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

116 STANYAN, SAN FRANCISCO, CALIFORNIA                        94118
-------------------------------------------------------------------------------
(Address of principal Executive Offices                       Zip Code)

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

                                            Yes  X       No   ____

As of March 31, 1998, there were 15,030,245 outstanding shares of common stock, par value $.0001.

PART 1.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                                           WHITE CLOUD EXPLORATION, INC.
                                            Consolidated Balance Sheet
                                                    (Unaudited)

                                              March 31,         December 31
                                                   1998              1997
ASSETS
Current Assets
Cash                                               5,707             59,147
Accounts Receivable                              183,066            137,454
Less Allow for Doubtful Accts                    (58,434)           (53,325)
                                             -----------------------------------
                                                 130,339            143,276
Inventory                                        162,000            162,000
                                             -----------------------------------
Total Current Assets                             292,339            305,276

Fixed Assets
Property, Plant & Equipment                       30,859             17,905
Less accumulated Depreciation                    (11,753)            (5,653)
                                              ----------------------------------
Total Fixed Assets                                19,106             12,252

Other Assets
Due from member                                        -             27,935
Other Assets                                           -             16,853
                                               ---------------------------------
Total Other Assets                                     0             44,788
                                               =================================

Total Assets                                    $311,445           $362,316

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                                 200,000           $200,157
Accounts Payable                                 331,571            319,983
Interest Payable                                  23,005             25,668
Due to Stockholders                              316,424            307,424
Due to Member                                     44,349             55,537
Line of Credit                                    43,377             54,968
Notes Payable                                    450,000            450,000
                                              ----------------------------------
Total Current Liabilities                      1,408,727          1,413,737

Stockholders' Equity (Deficit)
Preferred Stock, no par value 10,000,000
shares authorized no shares issued
or outstanding.                                        -                  -
Common Stock, $0.001 par value,
50,000,000 shares authorized
 15,030,245 shares issued and outstanding.        15,030             15,030
Additional Paid in Capital                       989,502            989,502
Accumulated Deficit                           (2,101,814)        (2,055,953)
                                              ----------------------------------

Total Stockholders' Deficit                   (1,097,282)        (1,051,421)
                                              ----------------------------------

Total Liabilities & Stockholders' Deficit       $311,445           $362,316
                                              ==================================






     The accompanying notes are an integral part of this financial statement

                           WHITE CLOUD EXPLORATION, INC.
                  Consolidated Statement of Income and Expense
                                    (Unaudited)


For the three months ended March 31,

                                            1998              1997
                                    ----------------------------------


OPERATING REVENUES
Revenues                                    $198,397          ($59,953)
Cost of goods sold                            22,972            81,784
                                    ----------------------------------

Gross profit                                 175,426          (141,737)

OPERATING EXPENSES
Royalties                                          -            56,250
Research & development                        23,955           621,563
Selling expenses                              27,479               950
Professional fees                             20,561             7,635
General & Administrative                       6,937             6,795
Marketing                                      1,250                 -
Commitment/Loan fees                               -                 -
                                    ----------------------------------

Total operating expense                       80,182           693,193
                                    ----------------------------------

OPERATING PROFIT (LOSS)                       95,244          (834,929)

OTHER (REVENUES) &
EXPENSES
Interest expense                               4,268             5,764
Miscellaneous income                          (1,691)                -
Loss on sale of receivables                  138,528                 -
                                    ----------------------------------

Total other revenues & expenses              141,105             5,764

NET INCOME (LOSS)                            (45,861)         (840,693)
                                    ==================================

LOSS PER SHARE
Primary                                        (0.00)            (0.06)

Weighted number of shares outstanding     15,030,245        15,030,245


     The accompanying notes are an integral part of this financial statement

                          WHITE CLOUD EXPLORATION, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                         Quarter Ended
                                                             March 31

                                                     1998              1997
                                                     ----------------------
Cash flows from
Operating Activities

Net income (loss)                                    (45,861)         39,621

Depreciation & amortization
(Increase) decrease in Accts Receivable              (40,503)       (168,002)
(Increase) decrease in Inventory                           0          (7,980)
(Decrease) increase in Accrued Expenses                 (157)           (231)
(Decrease) increase in Accts Payable                  11,588         (40,269)
(Decrease) increase in Interest Payable               (2,663)              0

Net cash flows used for Operating Activities         (77,596)       (176,861)

Cash flows from investing activities
(Purchase) sale of Fixed Assets                      (12,954)        (15,768)
(Purchase) sale of Other Assets                       50,889         124,166
                                                     -------------------------
Total cash used for investing                         37,935         108,398

Cash flows from financing activities
(Decrease) increase in Due to Stockholders             9,000          67,500
(Decrease) increase in Due to Member                 (11,188)         12,884
(Decrease) increase in Line of Credit                (11,591)        (34,007)
(Decrease) increase in Notes Payable                       0               0
Additional capital invested                                0           8,610
                                                     -------------------------

Total cash from financing activities                 (13,779)         54,987

Increase (Decrease) in cash                          (53,440)        (13,476)
                                                     -------------------------

Cash and cash equivalents -
  beginning of period                                 59,147          13,961
                                                     -------------------------

Cash and cash equivalents -
  end of period                                        5,707             485
                                                     =========================


     The accompanying notes are an integral part of this financial statement

                          WHITE CLOUD EXPLORATION, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                 MARCH 31, 1998

                                           ADDITIONAL                    TOTAL
                                              PAID-IN ACCUMULATED  STOCKHOLDER'S
                             COMMON STOCK     CAPITAL     DEFICIT       EQUITY
                      ----------------------------------------------------------
                           Shares  Amount
Balance at
December 31, 1994          56,710     $57     $75,925   ($102,487)     ($26,505)

Issuance of common
stock for cash            156,000     156      77,844                    78,000

Net loss for year ended
Dec 31, 1995                                              (89,906)      (89,906)
                      ----------------------------------------------------------

Balance at
December 31, 1995         212,710     213     153,769    (192,393)      (38,411)

Issuance of common
stock for cash             14,362      14     342,986                   343,000

Capital contribution                          250,000                   250,000

Net loss for year
ended Dec 31, 1996                                       (895,058)     (895,058)
                     -----------------------------------------------------------

Balance at
December 31, 1996         227,072     227    746,305   (1,087,451)     (340,919)

Issuance of common
stock for cash                  -       -          -            -             -

Capital contribution                         250,000                    250,000

Issuance of common
stock for services
& repayment of debt to
related party              43,290       43     7,457                      7,500

Issuance of common
stock in conjunction
with merger            14,759,883   14,760   (14,760)

Net loss for year
ended Dec 31, 1997                                       (968,502)     (968,502)
                     -----------------------------------------------------------

Balance at
December 31, 1997      15,030,245   15,030   989,502   (2,055,953)   (1,051,421)

Net loss for quarter
March 31, 1998                                            (45,861)      (45,861)
                     -----------------------------------------------------------
Balance at
March 31, 1998         15,030,245  $15,030   989,502  ($2,101,814)  ($1,097,282)
                     ===========================================================


     The accompanying notes are an integral part of this financial statement

WHITE CLOUD EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Goldpoint Agreement entered into contemporaneously with the Watchout Agreement and the Goldpoint Acquisition was considered contemporaneously with the consummation of the Watchout acquisition. Pursuant to the Goldpoint Agreement, the members of Goldpoint contributed to the company an aggregate of 100% of the equity interests in Goldpoint for an aggregate consideration of 2,140,000 shares of the company's common stock. As a result of the Goldpoint Acquisition, the company owns 100% of the outstanding membership interests in Goldpoint. Goldpoint designs and markets fine writing instruments.

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

WHITE CLOUD EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS


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

Watchout has also recorded $70,000 in amounts due to stockholders. The amounts are payable on demand at an interest rate of 5.81%. A shareholder, WCM Investments, Inc., had a consulting agreement in which 1,150,000 shares of White Cloud Exploration were issued in 1997.

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

WHITE CLOUD EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS

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

Consulting Agreement- On November 15, 1996, Watchout entered into an agreement which requires payment of $150,00 in finder's fees to be made to an independent consultant, plus 2% of the amount accepted under a placement agreement but not to exceed $250,000. In addition, the consultant earned compensation consisting of 1,150,000 shares of White Cloud Exploration, Inc.

Placement Agreement- On February 5, 1997, Watchout entered into an agreement with a placement agent to secure additional capital or financing in the minimum amount of $6,000,000. The agreement requires Watchout to pay commissions to the placement agent equal to 10% of the additional capital or financing received and a non-accountable expense allowance equal to 3% of the additional capital or financing. In addition, Watchout is partially responsible for certain expenses incurred by the placement agent upon closing. In 1996, commitment fees paid to the placement agent amounted to $20,000. No fees were paid in 1997 under this agreement.

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

In connection with the placement agreement, the Board of Directors issued 3,639,925 shares of common stock to the placement agent for $500. The shares may be repurchased on a pro rata basis if $6,000,000 is not raised pursuant to the terms of the aforementioned agreement.

WHITE CLOUD EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS

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

( b ) A 12% promissory note of $166,000 payable to John Bader in one payment of principal and interest due on demand or at the time of first funding of a private placement of stock in the amount of $6,000,000 by Watchout. All sums past due shall bear interest at 18% from their maturity date. Collateral security includes the first $1.32 per unit production proceeds upon the sale of certain products.

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

WHITE CLOUD EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the first quarter of 1998 of $198,397 as compared to the same period in 1997 of ($59,953). The cost of goods sold in the three month period in 1998 was $22,572 and for the same period in 1997 was $81,784. The gross profit for the 1998 period was $175,426 compared to ($141,737) for the 1997 period.

         The Company incurred operating expenses for the three month period of $80,182 in 1998 compared to $693,193 in the same period in 1997. The Company recorded a net operating profit of $95,244 for the 1998 period as compared to a ($934,929) operating loss for the same period in fiscal year 1997. The net income (loss) for the 3 month period in 1998 was ($45,861) compared to ($840,693) in 1997. The losses were due to start up expenses and research and development costs for the production of Watchout! and Goldpoint products. The Company losses will continue until more revenue from sales can be achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 first quarter was nominal compared to ($.06) in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had nominal cash capital at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. It had accounts receivable (net) of about $123,000 and inventory of $162,000 as its assets. The Company has significant current liabilities of $1,408,727 which exceed current assets by approximately $1,100,000. The Company is in default on notes in the amounts of $166,000 and $84,000, although no demand for payment has been issued.


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


Dated: July 30, 1998

                                                   WHITE CLOUD EXPLORATION, INC.



                                                   by:/s/Robert Galoob
                                                   -----------------------------
                                                              President