Form 10QSB/A
period 1998-03-31
WHITE CLOUD EXPLORATION INC
filed 1998-09-02
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

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
                                              ==================================






     The accompanying notes are an integral part of this financial statement

                           WHITE CLOUD EXPLORATION, INC.
                  Consolidated Statement of Income and Expense
                                    (Unaudited)


For the three months ended March 31,

                                            1998              1997
                                    ----------------------------------


OPERATING REVENUES
Revenues                                    $198,397          ($59,953)
Cost of goods sold                            22,972            81,784
                                    ----------------------------------

Gross profit                                 175,426          (141,737)

OPERATING EXPENSES
Royalties                                          -            56,250
Research & development                        23,955           621,563
Selling expenses                              27,479               950
Professional fees                             20,561             7,635
General & Administrative                       6,937             6,795
Marketing                                      1,250                 -
Commitment/Loan fees                               -                 -
                                    ----------------------------------

Total operating expense                       80,182           693,193
                                    ----------------------------------

OPERATING PROFIT (LOSS)                       95,244          (234,929)

OTHER (REVENUES) &
EXPENSES
Interest expense                               4,268             5,764
Miscellaneous income                          (1,691)                -
Loss on sale of receivables                  138,528                 -
                                    ----------------------------------

Total other revenues & expenses              141,105             5,764

NET INCOME (LOSS)                            (45,861)         (240,693)
                                    ==================================

LOSS PER SHARE
Primary                                        (0.00)            (0.02)

Weighted number of shares outstanding     15,030,245        15,030,245


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

         The Company incurred operating expenses for the three month period of $80,182 in 1998 compared to $693,193 in the same period in 1997. The Company recorded a net operating profit of $95,244 for the 1998 period as compared to a ($234,924) operating loss for the same period in fiscal year 1997. The net income (loss) for the 3 month period in 1998 was ($45,861) compared to ($240,688) in 1997. The losses were due to start up expenses and research and development costs for the production of Watchout! and Goldpoint products. The Company losses will continue until more revenue from sales can be achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 first quarter was nominal compared to ($.02) in the first quarter of 1997.

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

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                           Item 601 of Regulation S-K:

                                    None.

                  (b) Reports on Form 8-K filed during the three months ended March 31, 1998. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: September 2, 1998

                                                   WHITE CLOUD EXPLORATION, INC.



                                                   by:/s/Robert Galoob
                                                   -----------------------------
                                                              President