Form 10QSB
period 1998-06-30
WHITE CLOUD EXPLORATION INC
filed 1998-09-04
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 1998

                        Commission File number: 0-114244

                          WHITE CLOUD EXPLORATION, INC.
             (Exact name of registrant as specified in its charter)

UTAH                                                   84-0959153
--------------------------------                       ----------------------
State or Other Jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)

116 STANYAN, SAN FRANCISCO, CALIFORNIA                 94118
-----------------------------------------------------------------------------
(Address of principal Executive Offices                Zip Code)

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

                               Yes  X       No   ____

As of June 30, 1998, there were 15,030,245 outstanding shares of common stock, par value $.0001.



PART 1.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

                                           WHITE CLOUD EXPLORATION, INC.
                                            Consolidated Balance Sheet
                                                    (Unaudited)

                                                              June 30,          December 31
                                                              1998              1997
                                                     -----------------------------------
ASSETS
Current Assets
Cash                                                            1,216            59,147
Accounts Receivable                                            87,344           137,454
Less Allow for Doubtful Accts                                                   (53,325)
                                                     -----------------------------------
                                                                                143,276
Inventory                                                     162,000           162,000
                                                     -----------------------------------
Total Current Assets                                          250,560           305,276

Fixed Assets
Property, Plant & Equipment                                   40,859             17,905
Less accumulated Depreciation                                 11,753             (5,653)
                                                     -----------------------------------
Total Fixed Assets                                            29,106             12,252

Other Assets
Due from member                                               -                  27,935
Other Assets                                                  -                  16,853
                                                     -----------------------------------
Total Other Assets                                            0                  44,788
                                                     ===================================

Total Assets                                                  $279,666         $362,316







LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                                              448,714           $ 200,157
Accounts Payable                                              347,322             319,983
Interest Payable                                               23,005              25,668
Due to Stockholders                                           373,249             307,424
Due to Member                                                  39,224              55,537
Line of Credit                                                  8,850              54,968
Notes Payable                                                 450,000             450,000
                                                         ----------------------------------
Total Current Liabilities                                     1,690,365         1,413,737

Stockholders' Equity (Deficit)
Preferred Stock, no par value 10,000,000
shares authorized no shares issued
or outstanding.                                               -                 -
Common Stock, $0.001 par value,
50,000,000 shares authorized
15,030,245 & 227,000 shares
 issued and outstanding.                                         15,030            15,030
Additional Paid in Capital                                      989,502           989,502
Accumulated Deficit                                          (2,415,231)       (2,055,953)
                                                     --------------------------------------

Total Stockholders' Deficit                                  (1,410,699)       (1,051,421)
                                                     --------------------------------------

Total Liabilities & Stockholders' Deficit                     $ 279,666          $362,316
                                                     ======================================













                  The accompanying notes are an integral part of this financial statement




                                        WHITE CLOUD EXPLORATION, INC.
                                           STATEMENT OF OPERATIONS
                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                 (UNAUDITED)

                                                                      1998                         1997
                                                                -----------------            ----------------
OPERATING REVENUES
Revenues                                                                 122,834                      372,489
Cost of goods sold                                                       111,003                      156,378
                                                                -----------------            -----------------

GROSS PROFIT                                                              11,831                      216,111

OPERATING EXPENSES
Royalties                                                                 56,250                       56,250
Research & Development                                                    23,955                       56,467
Selling Expenses                                                          30,753                       68,105
Professional Fees                                                         25,248                       31,105
General & Administrative                                                 104,059                       21,787
Marketing                                                                  1,250                       17,774
                                                                -----------------            -----------------

TOTAL OPERATING EXPENSES                                                 241,515                      251,488

OPERATING PROFIT (LOSS)                                                (229,684)                     (35,378)

OTHER (REVENUES) &
EXPENSES
Interest expense                                                           5,886                       50,978
Miscellaneous income                                                     (1,691)
Loss on sale of receivables                                              125,399
                                                                -----------------            -----------------

TOTAL OTHER REVENUES & EXPENSES                                          129,594                       50,978


NET INCOME (LOSS)                                                      (359,278)                     (86,355)
                                                                =================            =================

LOSS PER SHARE
Primary                                                                    (0.02)                       (0.01)

Weighted number of shares outstanding                                 15,030,245                   15,030,245




                  The accompanying notes are an integral part of this financial statement




                                              WHITE CLOUD EXPLORATION, INC.
                                                 STATEMENT OF CASH FLOWS
                                                Six months ended June 30,
                                                       (UNAUDITED)

                                                                                      1998                       1997
                                                                                 ---------------            -------------

OPERATING ACTIVITIES
Net Income (Loss)                                                                     (110,564)                  (86,355)
Adjustments to reconcile net loss
 to net cash used in operating  activities  Depreciation &  Amortization  Common
stock  issued  in  exchange  for  services   Changes  in  operating  assets  and
liabilities
Accounts receivable                                                                     (3,215)                 (346,256)
Inventory                                                                                                        (33,273)
Accounts payable and accrued expenses                                                    27,182                   318,804
Interest payable                                                                        (2,663)
                                                                                 ---------------            --------------

Net cash used in operating activities                                                    21,304                  (60,725)

INVESTING ACTIVITIES
Purchase of equipment                                                                                               7,383
Purchase of organizational costs
Purchase of trademarks
(Advances) payments to/from member                                                       67,159                   101,015
                                                                                 ---------------            --------------

Net cash provided by investing activities                                                67,159                   108,398

FINANCING ACTIVITIES
Advances from stockholders                                                               65,825                    69,383
Proceeds (payments) from/to factor                                                     (55,537)                  (72,439)
Proceeds from line of credit                                                           (46,118)                  (34,007)
Proceeds from notes payable                                                                                       100,000
Proceeds from issuance of stock
Capital contributions                                                                                               7,500
                                                                                 ---------------            --------------

Net cash provided by financing activities                                              (35,830)                    70,437

Net increase (decrease) in cash and cash
 equivalents                                                                           (57,931)                    31,755
Cash and cash equivalents at beginning of period                                         59,147                    13,961
                                                                                 ---------------            --------------

Cash and cash equivalents at end of period                                                1,216                    45,716
                                                                                 ===============            ==============



                  The accompanying notes are an integral part of this financial statement




                          WHITE CLOUD EXPLORATION, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                  JUNE 30, 1998
                                   (UNAUDITED)

                                            COMMON STOCK              ADDITIONAL          ACCUMULATED             TOTAL
                                                                   PAID-IN CAPITAL          DEFICIT           STOCKHOLDER'S
                                                                                                                 EQUITY

                                         Shares        Amount               Amount             Amount               Amount
                                        ------------   ----------           ---------          ----------           -----------
Balance at December 31, 1994                  56,710           57              75,975           (102,487)              (26,455)
Issuance of common stock for cash            156,000          156              77,844                                    78,000

Net loss for year ended Dec 31, 1995                                                              (89,906)             (89,906)
                                   ---------------------------------------------------------------------------------------------

Balance at December 31, 1995                 212,710          213             153,819           (192,393)              (38,361)
Issuance of common stock for cash             14,362           14             342,986                                   343,000

Capital contribution                                                          250,000                                   250,000

Net loss for year ended Dec 31, 1996                                                            (895,058)             (895,058)
                                   ---------------------------------------------------------------------------------------------

Balance at December 31, 1996                 227,072          227             746,805         (1,087,451)             (340,419)
Issuance of common stock for cash

Capital contribution                                                          250,000                                   250,000

Issuance of common stock for services
& repayment of debt to related party          43,290           43               7,457                                     7,500

Issuance of common stock
in conjunction with merger                14,759,883       14,760            (14,760)                                       (0)

Net loss for year ended dec 31, 1997                                                            (968,502)             (968,502)
                                   ---------------------------------------------------------------------------------------------

Balance at December 31, 1997              15,030,245       15,030             989,502         (2,055,953)           (1,051,421)

Net loss for 6 months ended June 30,                                                            (110,564)             (110,564)
1998
                                   ---------------------------------------------------------------------------------------------

Balance at June 30, 1998                                                                      (2,166,517)           (1,161,985)
                                   =============================================================================================





                          The accompanying notes are an integral part of this financial statement





                                          WHITE CLOUD EXPLORATION, INC.
                                             STATEMENT OF OPERATIONS
                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                                   (UNAUDITED)

                                                                          1998                         1997
                                                                    ----------------             -----------------

OPERATING REVENUES
Revenues                                                                     173,148                      432,442
Cost of goods sold                                                            88,031                       74,594
                                                                    -----------------            -----------------

GROSS PROFIT                                                                  85,117                      357,848

OPERATING EXPENSES
Royalties                                                                     56,250                            -
Research & Development                                                             -                       34,904
Selling Expenses                                                               3,274                       67,160
Professional Fees                                                              4,687                       23,470
General & Administrative                                                      97,120                       14,992
Marketing                                                                          -                       17,774
                                                                    -----------------            -----------------

TOTAL OPERATING EXPENSES                                                     161,331                      158,300

OPERATING PROFIT (LOSS)                                                     (76,214)                      199,548

OTHER (REVENUES) &
EXPENSES
Interest expense                                                               1,618                       45,214
Miscellaneous income                                                               -
Loss on sale of receivables                                                 (13,129)
                                                                    -----------------            -----------------

TOTAL OTHER REVENUES & EXPENSES                                             (11,511)                       45,214

NET INCOME (LOSS)                                                           (64,703)                      154,334
                                                                    =================            =================

LOSS PER SHARE
Primary                                                                        (0.00)                        0.01

Weighted number of shares outstanding                                     15,030,245                   15,030,245



                          The accompanying notes are an integral part of this financial statement





                                             WHITE CLOUD EXPLORATION, INC.
                                                STATEMENT OF CASH FLOWS
                                              Three months ended June 30,
                                                      (UNAUDITED)

                                                                                     1998                      1997
                                                                                     ---------                ----------

OPERATING ACTIVITIES
Net Income (Loss)                                                                    (64,703)                   154,333
Adjustments to reconcile net loss
 to net cash used in operating  activities  Depreciation &  Amortization  Common
stock  issued  in  exchange  for  services   Changes  in  operating  assets  and
liabilities
Accounts receivable                                                                    37,288                 (178,254)
Inventory                                                                                                      (25,293)
Accounts payable and accrued expenses                                                  15,751                    78,995
Interest payable                                                                            -                         -
                                                                                --------------            --------------

NET CASH USED IN OPERATING ACTIVITIES                                                  53,039                 (124,552)

INVESTING ACTIVITIES
Purchase of equipment
Purchase of organizational costs
Purchase of trademarks
                                                                                --------------            --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                   -

FINANCING ACTIVITIES
Advances from stockholders                                                             56,825                     1,883
(Advances) payments to/from member                                                   (15,125)                  (85,323)
Proceeds (payments) from/to factor                                                          -
Proceeds from line of credit                                                         (34,527)
Proceeds from notes payable                                                                                     100,000
Proceeds from issuance of stock
Capital contributions                                                                                           (1,110)
                                                                                --------------            --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               7,173                    15,450
                                                                                --------------            --------------

Net increase (decrease) in cash and cash
 equivalents                                                                          (4,491)                    45,231
Cash and cash equivalents at beginning of period                                        5,707                       485

                                                                                --------------            --------------

Cash and cash equivalents at end of period                                              1,216                    45,716
                                                                                ==============            ==============





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

Watchout has also recorded $65,825 in amounts due to stockholders. The amounts are payable on demand at an interest rate of 5.81%. A shareholder, WCM Investments, Inc., had a consulting agreement in which 1,150,000 shares of White Cloud Exploration were issued in 1997.


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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE SAME PERIOD IN 1997.

         On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the second quarter of 1998 of $173,148 as compared to the same period in 1997 of $432,442. The cost of goods sold in the three month period in 1998 was $88,031 and for the same period in 1997 was $74,594. The gross profit for the 1998 period was $85,117 compared to $357,848 for the 1997 period.

         The Company incurred operating expenses for the three month period of $161,331 in 1998 compared to $158,300 in the same period in 1997. The Company recorded a net operating loss of $(76,214) for the 1998 period as compared to a $199,348 operating profit for the same period in fiscal year 1997. The net income (loss) for the 3 month period in 1998 was ($64,703) compared to $154,334 in 1997. The losses were due to start up expenses and research and development costs for the production of Watchout! and Goldpoint products. The Company losses will continue until more revenue from sales can be achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 second quarter was nominal compared to ($.01) in the first quarter of 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE SAME PERIOD IN 1997.

         On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the first six months of 1998 of $122,834 as compared to the same period in 1997 of $372,489. The cost of goods sold in the period in 1998 was $111,003 and for the same period in 1997 was ($35,378). The gross profit for the 1998 period was $11,831 compared to $216,111 for the 1997 period.

         The Company incurred operating expenses for the period of $241,515 in 1998 compared to $251,488 in the same period in 1997. The Company recorded a net operating loss of ($229,684) for the 1998 period as compared to a ($35,378) operating loss for the same period in fiscal year 1997. The net income (loss) for the period in 1998 was ($359,278) compared to ($86,355) in 1997. The losses were due to start up expenses and research and development costs for the production of Watchout! and Goldpoint products. The Company losses will continue until more revenue from sales can be achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 period was ($.02) compared to ($.01) in the period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had nominal cash capital at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. It had accounts receivable (net) of about $87,344 and inventory of $162,000 as its assets. The Company has significant current liabilities of $1,690,365 which exceed current assets by approximately $1,411,000. The Company is in default on notes, although no demand for payment has been issued.


PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings -

                  In July 1998, Boit Incorporation, the LCD technology licensor, filed suit in San Diego, California Superior Court, about registrants relationship with its agent in Hong Kong, Camke Development Ltd. The allegation was that Camke was in reality a third party licensee and not actually a manufacturing agent and distributor for South East Asia. Boit also claimed that Registrant breached the license contract by not yet having products in the marketplace and seeks cancellation of the contract.

                  A response was filed that the allegations are totally without merit and that in accordance with the contract with Boit, all disputes have a specific method of being resolved - mediation and binding arbitration precedent to litigation.

                  If the technology license agreement were to be cancelled, it would materially affect the Company by eliminating its primary product lines in the watch business. No prediction of an outcome can be made.

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

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                           Item 601 of Regulation S-K:

                                    None.

                  (b) Reports on Form 8-K filed during the three months ended June 30, 1998. (incorporated by reference)

                                    None.

                                                    Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: September 3, 1998

                                  WHITE CLOUD EXPLORATION, INC.



                                  by:/s/Robert Galoob
                                  ----------------------------------
                                         President