Form 10QSB
period 1998-09-30
WHITE CLOUD EXPLORATION INC
filed 1998-12-29
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1998

                        Commission File number: 0-114244

                                 WATCHOUT! INC.

             (Exact name of registrant as specified in its charter)

                     formerly WHITE CLOUD EXPLORATION, INC.

Utah                                        84-0959153
---------------------------------           -----------------
State or Other Jurisdiction                 (I.R.S. Employer
of incorporation or organization)           Identification
Number)

116 Stanyan, San Francisco, California        94118
---------------------------------------     ---------
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

                                 Yes  X       No   ____

As of September 30, 1998, there were 15,030,245 outstanding shares of common stock, par value $.0001.



PART 1.           FINANCIAL INFORMATION

         ITEM 1.           Financial Statements

                                        WHITE CLOUD EXPLORATION, INC.
                                             BALANCE SHEET
                                          AS OF SEPTEMBER 30,
                                              (UNAUDITED)

                                                       1998              1997
ASSETS
Current Assets
Cash                                                    1,891          176,700
Accounts Receivable                                    29,144          422,743
Escrow - Boit                                          56,250
Less Allow for Doubtful Accts
Inventory                                             162,000           176,186
Total Current Assets                                  249,285           775,630

Fixed Assets
Property, Plant & Equipment                            40,859            33,156
Less accumulated Depreciation                          11,753             9,901
Total Fixed Assets                                     29,106            23,255

Total Assets                                          278,391           798,885


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses                                      448,714           280,310
Accounts Payable                                      379,318           317,110
Interest Payable                                       23,005
Due to Stockholders                                   512,196           319,146
Due to Member                                                            15,000
Line of Credit
Notes Payable                                         450,000           532,273
Total Current Liabilities                           1,813,232         1,463,838

Stockholders' Equity (Deficit)
Preferred Stock, no par value 10,000,000 shares authorized
 no shares issued or outstanding.
Common Stock, $0.001 par value, 50,000,000 shares
authorized
 15,030,245 & 227,000 shares issued and outstand       15,030            15,030
Additional Paid in Capital                            989,502           989,002
Accumulated Deficit                                (2,539,373)       (1,668,985)

Total Stockholders' Deficit                        (1,534,841)         (664,953)

Total Liabilities & Stockholders' Deficit             278,391           798,885


                                          WHITE CLOUD EXPLORATION, INC.
                                             STATEMENT OF OPERATIONS
                                        For the nine months ended September 30,
                                                   (UNAUDITED)

                                                    1998              1997
OPERATING REVENUES
Revenues                                               132,959           434,593
Cost of goods sold                                     141,929           259,391

Gross profit                                            (8,970)          175,202

OPERATING EXPENSES
Royalties                                               56,250           168,750
Research & Development                                  48,048           172,893
Selling Expenses                                         1,250            30,173
Professional Fees                                       51,797            98,822
General & Administrative                               198,950           228,606
Bad Debt Expense                                       125,399

Total operating expenses                               481,695           699,244

OPERATING PROFIT (LOSS)                               (490,665)         (524,042)

OTHER (REVENUES) &
EXPENSES
Interest expense                                         5,899            57,492
Miscellaneous income                                       (16)
Loss on sale of receivables                            (13,129)

Total other revenues & expenses                         (7,245)           57,492

NET INCOME (LOSS)                                     (483,420)         (581,534)

LOSS PER SHARE
Primary                                                  (0.03)            (0.04)

Weighted number of shares outstanding               15,030,245        15,030,245


                                           WHITE CLOUD EXPLORATION, INC.
                                              STATEMENT OF CASH FLOWS
                                         Three months ended September 30,
                                                    (UNAUDITED)


                                                       1998            1997
OPERATING ACTIVITIES
Net Income (Loss)                                     (372,856)       (495,179)
Adjustments to reconcile net loss
 to net cash used in operating activities
Depreciation & Amortization                               (198)          5,557
Common stock issued in exchange for services

Changes in operating assets and liabilities
(Increase) Decrease in Accounts Receivable              29,884         (75,473)
(Increase) Decrease in Inventory                                      (142,913)
Increase (Decrease) in Accounts Payable                280,710          25,284
Increase (Decrease) in Interest Payable

Net cash used in operating activities                  310,396        (187,545)

INVESTING ACTIVITIES
(Purchase)Sale of Equipment                                197         (10,920)


Net cash provided by investing activities                  197         (10,920)

FINANCING ACTIVITIES
Advances (payments) from/to Stockholder                138,947         127,355
Proceeds (payments) from/to factor
Proceeds (payments) from/to line of credit              (8,850)
Proceeds (payments) from/to notes payable                              432,273
Proceeds (payments) from/to Member                     (67,159)         15,000
Proceeds from issuance of stock
Capital contributions                                                  250,000

Net cash provided by financing activities               62,938         824,628

Net increase (decrease) in cash and cash
 equivalents                                               675         130,984
Cash and cash equivalents at beginning of period         1,216          45,716

Cash and cash equivalents at end of period               1,891         176,700


                                          WHITE CLOUD EXPLORATION, INC.
                                             STATEMENT OF OPERATIONS
                                        For the three months ended September 30,
                                                   (UNAUDITED)

                                                    1998              1997
OPERATING REVENUES
Revenues                                           (40,189)            2,151
Cost of goods sold                                  53,898           184,797

Gross profit                                       (94,087)         (182,646)

OPERATING EXPENSES
Royalties                                               -            168,750
Research & Development                              48,048           137,989
Selling Expenses                                    (2,024)          (54,761)
Professional Fees                                   47,110            75,352
General & Administrative                           101,830           213,614
Bad Debt Expense                                   125,399

Total operating expenses                           320,363           540,944

OPERATING PROFIT (LOSS)                           (414,450)         (723,590)

OTHER (REVENUES) &
EXPENSES
Interest expense                                     4,281           12,278
Miscellaneous income                                   (16)
Loss on sale of receivables

Total other revenues & expenses                      4,265           12,278

NET INCOME (LOSS)                                 (418,715)        (735,868)

LOSS PER SHARE
Primary                                              (0.03)           (0.05)

Weighted number of shares outstanding           15,030,245       15,030,245


                                          WHITE CLOUD EXPLORATION, INC.
                                             STATEMENT OF OPERATIONS
                                        For the nine months ended September 30,
                                                   (UNAUDITED)


                                                    1998              1997
OPERATING REVENUES
Revenues                                           132,959           434,593
Cost of goods sold                                 141,929           259,391

Gross profit                                        (8,970)          175,202

OPERATING EXPENSES
Royalties                                           56,250           168,750
Research & Development                              48,048           172,893
Selling Expenses                                     1,250            30,173
Professional Fees                                   51,797            98,822
General & Administrative                           198,950           228,606
Bad Debt Expense                                   125,399

Total operating expenses                           481,695           699,244

OPERATING PROFIT (LOSS)                           (490,665)         (524,042)

OTHER (REVENUES) &
EXPENSES
Interest expense                                     5,899            57,492
Miscellaneous income                                   (16)
Loss on sale of receivables                        (13,129)

Total other revenues & expenses                     (7,245)           57,492

NET INCOME (LOSS)                                 (483,420)         (581,534)

LOSS PER SHARE
Primary                                              (0.03)            (0.04)

Weighted number of shares outstanding           15,030,245        15,030,245


                                          WHITE CLOUD EXPLORATION, INC.
                                        STATEMENT OF STOCKHOLDER'S EQUITY
                                             SEPTEMBER 30, 1998

                                                 (UNAUDITED)

                             COMMON STOCK      ADDITIONAL      ACCUMULATED        TOTAL
                                               PAID-IN CAPITAL DEFICIT           STOCKHOLDER'S
                                                                                  EQUITY
                               Shares   Amount          Amount           Amount            Amount
Balance at December 31, 1994     56,710          57       75,975         (102,487)          (26,455)
Issuance of common stock for    156,000         156       77,844                             78,000)

Net loss for year ended Dec 31, 1995                                      (89,906)          (89,906)

Balance at December 31, 1995    212,710         213      153,819         (192,393)          (38,361)
Issuance of common stock for     14,362          14      342,986                            343,000

Capital contribution                                     250,000                            250,000

Net loss for year ended Dec 31, 1996                                     (895,058)         (895,058)

Balance at December 31, 1996    227,072         227      746,805       (1,087,451)         (340,419)
Issuance of common stock for cash

Capital contribution                                     250,000                            250,000

Issuance of common stock for services
& repayment of debt to relate    43,290           43       7,457                              7,500

Issuance of common stock
in conjunction with merger   14,759,883        14,760    (14,760)

Net loss for year ended dec 31, 1997                                     (968,502)         (968,502)

Balance at December 31, 1997 15,030,245        15,030    989,502       (2,055,953)       (1,051,421)

Net loss for nine months ended                                           (483,420)         (483,420)
     September 30, 1998

Balance at September 30, 1998                                          (2,539,373)       (1,534,841)


WHITE CLOUD EXPLORATION, INC.
WHITE CLOUD EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Goldpoint Agreement entered into contemporaneously with the Watchout Agreement and the Goldpoint Acquisition was completed contemporaneously with the consummation of the Watchout acquisition. Pursuant to the Goldpoint Agreement, the members of Goldpoint contributed to the company an aggregate of 100% of the equity interests in Goldpoint for an aggregate consideration of 2,140,000 shares of the company's common stock. As a result of the Goldpoint Acquisition, the company owns 100% of the outstanding membership interests in Goldpoint. Goldpoint designs and markets fine writing instruments.

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


Research and Development- Research and development costs are expenses when incurred.

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

WHITE CLOUD EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS

8. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However the company has sustained substantial operating losses in recent years. In addition, the company has used substantial amounts of working capital in its operations. Further, at September 30, 1998 current liabilities exceed current assets by $1,534,841.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements, and the success of its future operations.


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month period ended September 30, 1998 compared to the same period in 1997.

     On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the third quarter of 1998 of ($40,189) as compared to the same period in 1997 of $2,151. The cost of goods sold in the three month period in 1998 was $53,898 and for the same period in 1997 was $184,797. The gross profit (loss) for the 1998 third quarter period was ($94,087) compared to ($182,646) for the 1997 period.

     The Company incurred operating expenses for the three month period of $320,363 in 1998 compared to $940,944 in the same period in 1997. The Company recorded a net operating loss of ($414,450) for the 1998 period as compared to a ($723,590) operating loss for the same period in fiscal year 1997. The net income (loss) for the 3 month period in 1998 was ($418,715) compared to ($735,686) in 1997. The losses were due to expenses and costs for the production and marketing of Watchout! and Goldpoint products. The Company losses will continue until more revenue from sales can be achieved and until profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 third quarter was ($.05) compared to ($.03) in the third quarter of 1997.

Results of Operations for the nine month period ended June 30, 1998 compared to the same period in 1997.

     On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the first nine months of 1998 of $132,959 as compared to the same period in 1997 of $434,593. The cost of goods sold in the period in 1998 was $141,929 and for the same period in 1997 was $259,391. The gross profit for the 1998 period after a "returns and allowances deduction" of $195,294 was ($8,970) compared to $175,202 for the 1997 period.

     The Company incurred operating expenses for the nine month period of $481,695 in 1998 compared to $699,244 in the same period in 1997. The Company recorded a net operating loss of ($490,665) for the 1998 nine month period as compared to a ($524,042) operating loss for the same period in fiscal year 1997. The net income (loss) for the period in 1998 was ($483,420) compared to ($581,534) in 1997. The losses were due to start up expenses and research and development and marketing costs for the production of Watchout! and Goldpoint products. The Company losses will continue until more revenue from sales can be achieved and until profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 nine month period was ($.03) compared to ($.04) in the same period of 1997.

Liquidity and Capital Resources

     The Company had nominal cash capital at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. At September 30, 1998, it had accounts receivable (net) of about $29,144 and inventory of $162,000 and escrows of $56,250 which total $278,391 as its assets. The Company has significant current liabilities of $1,813,232 which exceed current assets by approximately $1,534,841. The Company is in default on certain outstanding notes totalling $450,000, although no demand for payment has been issued.


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

                  A response was filed that the allegations are totally without merit and that in accordance with the contract with Boit, all disputes have a specific method of being resolved - mediation and binding arbitration precedent to litigation. The Court has referred the matter to arbitration.

                  If the technology license agreement were to be canceled, it would materially affect the Company by eliminating its primary product lines in the watch business. No prediction of an outcome can be made.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders

                  None in the period ended September 30, 1998.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                                    None.

                  (b) Reports on Form 8-K filed during the three months ended September 30, 1998. (incorporated by reference)

                                    None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: _______________

                                          WHITE CLOUD EXPLORATION, INC.


                                          by: /s/ Robert Galoob
                                             -----------------------------------
                                              President