Form 10KSB
period 1998-12-31
WATCHOUT INC
filed 1999-11-12
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transitional year ended: December 31, 1998

Commission File number:  0-114244

                                 WATCHOUT! INC.
             (Exact name of registrant as specified in its charter)

                          WHITE CLOUD EXPLORATION, INC.
                                 (Former Name)


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

                              Yes ( )   No (X)


State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

               ______ Yes     ___X___ No

As of December 31, 1998, 15,030,245 shares of common stock were outstanding. The aggregate market value of the Stock held by nonaffiliates was $588,325 at December 31, 1998 based on bid price of $.125 per share.

     Documents incorporated by reference:   None

                                     Part I

Item 1. Business.

General - Organization and Reorganization

     Since its inception in July of 1983 as White Cloud Exploration, Inc. ("the Company"), the Company has been in the developmental stage, while it has attempted to identify suitable mergers, asset or acquisitions of operations.

     The Company changed its name to WatchOut! Inc. in November, 1998.

     White Cloud, in March of 1991, entered into a Letter of Intent whereby White Cloud was to acquire 100% of the Stock of American Technology, Inc. ("ATI") in exchange for stock of White Cloud. The merger was cancelled due to accounting difficulties with American Technology, Inc.

     The Company had no further activities since 1991, and was inactive up until 1997.

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

     As a result of the Watchout! Acquisition, Registrant owned 100% of the issued and outstanding shares of Watchout!. Watchout! intended to market worldwide watches and other consumer goods utilizing proprietary colored liquid crystal display technology.

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

     As a result of the Goldpoint Acquisition, Registrant owns 100% of the outstanding membership interests in Goldpoint LLC. Goldpoint intended to market fine writing instruments.

     Neither WatchOut! Inc. nor Goldpoint was successful in raising capital or carrying out the business plan adopted. As a result all attempts at operations were suspended in September 1998, and no further business was attempted in 1998.

     The Company, subseqent to year end determined to seek investment or other business acquisition.

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

Item 3. Legal Proceedings.

     The Company was a party to pending legal proceedings with Boit, Inc., the licensor of the watch technology as of year end. The suit seeks to terminate the license due to certain defaults. The Company could lose the action, but it would not have a material effect since the Company has abandoned the business plan which would have used the watch technology.

Item 4.  Submission of Matters to a Vote of Security Holders.

     One matters was submitted to a vote of security holders within the year covered by this report by an information statement solely for the purpose of changing the name of the corporation to WatchOut! Inc. The date of the action was November 9, 1998.


                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


     The outstanding registered securities of the Company were quoted on the OTCBB during the year.

               Common Stock   Common Stock
1998           Bid High       Bid Low
____________________________________________________
1st Quarter    no quote       no quote
2nd Quarter    no quote       no quote
3rd Quarter    no quote       no quote
4th Quarter    .125           .125

               Common Stock   Common Stock
1997 and 1996  Bid High       Bid Low
____________________________________________________

1st Quarter    no quote       no quote
2nd Quarter    no quote       no quote
3rd Quarter    no quote       no quote
4th Quarter    no quote       no quote


     The Company anticipates its shares will trade over the counter by market makers who have not as yet quoted a specific bid or ask price. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. As of December 31, 1998, there are approximately 219 record stockholders of the Company's shares, not including shareholders represented by "street name" holders.

     No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Changes in Financial Condition

     No revenue producing business operations were conducted by the company in 1998. No revenues were generated in the fiscal year 1997 directly by White Cloud Exploration, Inc., however, with the acquisition of the assets of Watchout! and Goldpoint and the operations thereof, the recast of the combined business entities reflected the combined financial conditions of the acquired businesses of Watchout! and Goldpoint in 1997 which generated $340,679 in gross profit on total revenues of $826,446. The Company at year end December 31, 1998, had $580 cash compared with $59,147 in cash at December 31, 1997. The Company at fiscal year end needed cash infusions from shareholders to provide capital, or loans from any sources, for advancement of its business ventures. The Company had no business at year end.

Liquidity and Capital Assets.

     The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and from shareholder advances and loans. The company had $580 cash at 1998 year end, and $59,147 cash at 1997 year end and current assets of $12,780 at December 31, 1998 and $362,316 at December 31, 1997.

     Total liabilities for 1998 (which were all due) were $1,921,147 for a deficit of ($1,908,367) in the ratio of liabilities to current assets.

     The company was critically deficient in capital and needs an estimated $1,000,000 to even commence effective operations. No source of such funds had been identified at year end, and it would have to occur through debt or stock sales.


Results of Operations for twelve month period ended December 31, 1998 Compared to 1997

     In the year ended December 31, 1998, the Company had no revenues and incurred operating expenses totaling $602,833. In calendar year 1997 the combined entities' net revenues were $340,679. As of December 31, 1998, the Company had no material commitments for capital expenditures.

     In the year ended December 31, 1998, the Company incurred $98,746 in general and administrative expenses compared with $201,328 in 1997. In the fiscal year ended December 31, 1998, the Company incurred an operating loss of ($602,833) compared to a loss of ($731,582) in 1997. Net loss for 1998 was ($856,901) or ($.06) per share compared to a net loss for 1997 of ($968,502) or ($.06) on a fully diluted basis.

     The Company had a loss on sale of inventory and receivables of ($162,000) in 1998 and ($238,254) in 1997. Interest expense (accrued) was $92,063 in 1998 compared to $36,612 in 1997.

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

                                    Part III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

Identification of Directors and Executive Officers of the Company

     The directors and executive officers of the Company, their age, positions held in the Company, and duration as such, were as follows as of end of the fiscal year:

     Name           Age            Position                           Since
Robert Galoob       48             President/Director                 12/97
David Galoob        49             Secretary/Treasurer/Director       12/97
Stephen Petre       45             Vice President                     12/97

Business Experience

     The following is a brief account of the business experience during the past five years of the former officer/directors at the end of the period, indicting their principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     Robert Galoob obtained a B.S. from the University of California at Berkeley in 1975. He was President and Director of Robert Galoob, Inc. from 1989 to 1995. From 1995 to present he was President and a Director of Galoob Enterprises, Inc. now known as Watchout! Inc.

     David Galoob, attended college at City College of San Francisco, University of Oklahoma and University of Southern California. From 1970 to 1991 he was employed by Lewis Galoob Toys, Inc. in various management positions including President, CEO, and Chairman of the Board. He retired in 1991. From 1991 to
1996, we was co-president and co-chairman of the board of The Original San Francisco Toymakers.

     Stephen J. Petre is Vice  President.  He was founder,  President and CEO of
Goldpoint, LLC since 1996. Mr. Petre has 19 years of business experience including extensive major account, international sales and marketing management, in addition to international sourcing. Mr. Petre was the vice presidentof WATCHOUT!. Mr. Petre attended the University of Denver and received a BSBA in 1978.

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

Item 10. Executive Compensation.

     The Company accrued a total of no compensation to the executive officers as a group for services contributed to the Company in all capacities during the period ended December 31, 1998. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

     The Company does not have any employee incentive stock option plans.

     There are no plans pursuant to which cash or non- cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES


Name and       Fiscal   Salary  Bonus   Other Annual   Restriced    Securities
Principal      Year     ($)     ($)     Compensation   Stock        Underlying
Position                                ($)            Awards       Options/SARs
                                                       ($)          (#)
Robert Galoob  1995     0       0       0              0            0

President      1996     0       0       0              0            0

               1997     0*      0       0              0            0

               1998     0       0       0              0            0

David Galoob   1995     0       0       0              0            0

Secretary/     1996     0       0       0              0            0

Treasurer      1997     0*      0       0              0            0

               1998     0       0       0              0            0

Stephen Petre, 1998     0       0       0              0            0

Vice President 1996     0       0       0              0            0

               1997     0*      0       0              0            0

               1998     0       0       0              0            0

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

     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of officers who are also Directors which compensation is listed in Summary Compensation Table of Executives)


Name           Annual         Meeting        Consulting          Number of      Number of
               Retainer       Fees ($)       Fees/Other          Shares (#)     Securities
               Fees ($)                      Fees (R)                           Underlying
                                                                                Options/SAR
                                                                                (#)

Robert Galoob, 0              0              0                   0              0
Director

David Galoob,  0              0              0                   0              0
Director


Item 11. Security Ownership of Management and Beneficial Owners.

As of December 31, 1998, there were 15,030,245 common shares issued and outstanding. The following table sets forth information, as of Fiscal year end, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.

Stock Title     Name and Address             Amount of Beneficial   Percentage
of Class        Of Beneficial Owner          Ownership              of Class

Common          WCM Investments, Inc.(1)     1,017,116              6.7%
                2350 Airport Freeway #660
                Bedford, TX 76022

Common          Robert Galoob,               3,141,823              20.9%
                President & Director
                116 Stanyan
                San Francisco, CA

Common          David Galoob                 3,781,823              25.2%
                Secretary and Director
                116 Stanyan
                San Francisco, CA

Common          Mark Hollo                   1,820,000              12.1%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016

Common          Archangel(2)
                Holding Company, LLC         1,580,000              10.5%
                7 Park Avenue
                White Plains, NY  10603

Common          Martin Sands                 910,000                6%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016

Common          Steven Sands                 910,000                6%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016


                All Officers and             8,503,646             56.6%
                Directors as a Group
                (3 Persons)

(1)   WCM  Investments, Inc. is beneficially owned by William  C. Meier.

(2) Archangel Holding Co, LLC is beneficially owned by Stephen Petre, Vice President.

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

On September 3, 1997, the Company entered into a loan arrangement with certain parties or loans totaling $450,000 to the Company. The Company advanced such monies to Watchout! in furtherance of its Agreement of May 30, 1997. The loans were funded by:

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

          (e) The Company, in a separate
              transaction related  to  the  Watchout!
              Agreement, borrowed $250,000 from Wayne
              Williams and John Bader at interest of
              18% per annum and agreed  to issue warrants
              to purchase a  total  of  250,000
              common  shares  of the Company @  $.10
              per  share exercisable  two  years from
              September  19,  1997. The  warrants are
              to be issued to John  Bader  and Wayne E.
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

3.3              Amendment to Articles of      Exhibit to Form 8-K filed
                 Incorporation                 December 14, 1998

27.1             Financial Data Schedule       Attached

(b) Reports on Form 8-K.

     Incorporated by reference.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of San Francisco, State of California on this 1st day of November, 1999.

WatchOut! Inc.

     /s/ Kevin Waltzer
By:  ________________________________
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature           Title                    Date

/s/ Robert Galoob                                 November 10, 1999
----------------------   Director                 --------------------
Robert Galoob


/s/ David Galoob         Secretary                November 10, 1999
----------------------   Director                 --------------------
David Galoob


/s/ John J. Russell                               November 1, 1999
----------------------   Director                 --------------------
John J. Russell

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
Member: A.I.C.P.A.
Colorado Society of C.P.A.'s


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
White Cloud Exploration


We have audited the accompanying balance sheets of White Cloud Exploration, Inc. as of December 31, 1998, and the related statements of operations and cash flows for the years then ended. These financial statements are based on our audit.

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

As shown in the financial statements, the Company incurred a net loss of $856,896 and had incurred substantial losses in the prior years. At December 31, 1998, current liabilities exceed current assets by $1,920,567. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of White Cloud Exploration, Inc. as of December 31, 1998 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Michael Johnson & Co., LLC.

Denver, CO
October 20, 1999

                                       F1

                                 WATCHOUT! INC.
                                  BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997

                                                       1998            1997
ASSETS

Current Assets

Cash                                              $       580      $    59,147
Accounts Receivable                                         -          137,454
Less Allowance for doubtful accounts                        -          (53,325)
                                                  ------------   --------------
                                                          580          143,276
Inventory                                                   -          162,000

Total Current Assets                                      580          305,276

Property, plant and equipment                               -           17,905
Less accumulated depreciation                               -           (5,653)
                                                  ------------   --------------
Total property and equipment                                -           12,252

Other Assets

Due from Member                                             -           27,935
Organization Costs                                     15,250           16,853
Less Accumulated Amortization                          (3,050)               -
                                                  ------------   -------------
Total Other Assets                                     12,200           44,788
                                                  ------------   -------------
TOTAL ASSETS                                           12,780          362,316
                                                  ============   =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accrued Expenses                                      537,213          200,157
Accounts Payable                                      475,989          319,983
Due to Stockholders                                   457,945          307,424
Due to Factor                                               -           55,537
Line of Credit                                              -           54,968
Notes Payable                                         450,000          450,000
                                                      -------         --------
Total Current Liabilities                           1,921,147        1,413,737

Stockholders' Equity (Deficit)

Preferred Stock, no par value 10,000,000 shares
 authorized, no shares issued or outstanding                -                -
Common Stock, $.001 par value, 50,000,000 shares
 authorized, 15,030,245 shares issued & outstanding    15,030           15,030
Additional paid in capital                            989,502          989,502
Accumulated Deficit                                (2,911,849)      (2,055,953)
                                                  ------------      -----------
Total Stockholders' Deficit                        (1,908,317)      (1,051,421)
                                                  ------------      -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $   12,780        $ 362,316
                                                  ============      ===========



    The accompanying notes are an integral part of this financial statement.

                                       F2

                                 WATCHOUT! INC.
                            STATEMENT OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1998

                                             1998           1997
                                             ----           ----

OPERATING REVENUES

Revenues                                  $         -       $    826,446
Cost of Goods Sold                                  -           (485,767)
                                        -------------       -------------
GROSS PROFIT                                        -            340,679

OPERATING EXPENSES

Royalties                                      56,250            225,000
Research Development                           48,048            260,359
Selling Expenses                                    -             23,117
Professional Fees                             122,051            112,851
Management Fees                                     -            115,321
Consluting Fees                                94,792             31,930
General & Administrative                       98,746            201,328
Marketing                                       1,251              7,855
Commitment/Loan Fees                          181,695             94,500
                                        -------------       ------------
TOTAL EXPENSES                                602,833          1,072,261
                                        --------------      -------------
OPERATING PROFIT (LOSS)                      (602,833)          (731,582)
                                        --------------      -------------
OTHER REVENUES & EXPENSES

Interest Expense                               92,063            (36,612)
Miscellaneous Income                                -             37,946
Loss on Sale of Receivables/Inventory        (162,000)          (238,254)
                                        --------------      -------------
TOTAL OTHER REVENUES & EXPENSES               254,063           (236,920)
                                        --------------      -------------
NET INCOME (LOSS)                            (856,896)          (968,502)
                                        ==============      =============
Weighted Average Common Shares             15,030,245         15,030,245
Loss Per Share                               $  (0.06)           $ (0.06)
                                        ==============      =============

    The accompanying notes are an integral part of this financial statement.

                                       F3


                                 WATCHOUT! INC.
                            STATEMENTS OF CASH FLOWS
                               DECEMBER 31, 1998

                                                                      1998             1997
                                                                 -------------     -----------

OPERATING ACTIVITIES
Net Loss                                                         $(856,896)          $(968,502)

Adjustment to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
Depreciation & Amortization                                              -               7,607
Common Stock Issued in Exchange for Services                             -                  43
Expenses Paid by stockholder as Capital Contribution                     -              88,500
Changes in Operating Assets and Liabilities:
Inventory                                                          162,000                   -
Accounts Receivable                                                 84,129             (83,115)
Accounts Payable and Accrued Expenses                              457,216             266,808
Interest Payable                                                         -              25,668
                                                                 -------------       ----------
Net Cash Used in Operating Activities                             (153,551)           (662,991)

INVESTING ACTIVITIES
Purchase of Equipment                                                    -             (11,435)
(Advances) Payments to/from Member                                       -              73,080
                                                                 -------------       ----------
Net Cash Provided by Investing Activities                                -              61,645

FINANCING ACTIVITIES
Advances from Stockholders                                         150,521             185,016
Proceeds (Payments) from/to Factor                                 (55,537)            (16,902)
Proceeds from Line of Credit                                             -              20,961
Proceeds from Notes Payable                                              -             450,000
Proceeds from Issuance of Stock                                          -               7,457
                                                                 -------------       ----------
Net Cash Provided by Financing Activities                           94,984             646,532
                                                                 -------------       ----------
Net Increase (Decrease) in Cash and Cash Equivalents               (58,567)             45,186
Cash and Cash Equivalents at Beginning of Year                      59,147              13,961
                                                                 -------------       ----------
Cash and Cash Equivalents at End of Year                         $     580           $  59,147
                                                                 =============       ==========
SUPPLEMENTAL CASH FLOW
Interest Paid                                                    $  11,063           $  10,924
Taxes Paid                                                       $       -           $   1,050



    The accompanying notes are an integral part of this financial statement.

                                       F4


                                 WATCHOUT! INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 1998


                                                                 Additional          Accum.         Total
                                          Common Stock           Paid-in             Excess/        Stockholders'
                                        Shares    Amount         Capital             (Deficit       Equity
                                        ----------------         ----------          --------       -------------

Balance 12/31/96                        22,072        227        746,755           (1,087,451)        (340,469)

Capital Contribution                         -          -        250,000                    -          250,000

Issue Stock for Services/Debt           43,290         43          7,457                    -            7,500

Issue of Stock for Merger           14,759,883     14,760        (14,760)                   -                -

Net Loss for 12/1/97                         -          -              -             (968,502)        (968,502)
                                   ------------    ------        -------             ---------      -----------
Balance 12/31/97                    15,030,245     15,030        989,452           (2,055,953)      (1,051,471)

Net Loss 12/31/98                            -          -              -             (856,896)        (856,896)
                                   ------------    ------        -------             ---------      -----------
Balance 12/31/98                    15,030,245     15,030        989,452           (2,912,849)      (1,908,367)
                                   ============   =======        =======            ==========      ===========


    The accompanying notes are an integral part of this financial statement.

                                       F5

                                 WATCHOUT! INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------

The following is a summary of WatchOut! Inc.'s (Company) significant accounting policies:

Organization
------------

The Company was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in organizational activities. In 1997, the Company acquired two entities: WatchOut!, a California Corporation and Goldpoint International, a limited liability company. In November of 1998, the corporation changed it's name to WatchOut! Inc.

Cash and Cash Equivalents:
-------------------------

For purposes of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts.

Research & Development
----------------------

Research and development costs are expense when incurred.

Use of Estimates in the preparation of Financial Statements:
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported activities during the reporting period. Actual results may differ from those estimates.

Income Taxes
------------

No provisions have been made for income taxes. As of December 31, 1998, the Company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $2,912,849. These net operating laosses may be used to offset future taxable income. Unusued carryforwards will expire in 2013.


                                       F6

                                 WATCHOUT! INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CON'T:
----------------------------------------------------------

Income Taxes:
-------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted stautory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

At December 31, 1998, the Company had net operating loss carryforwards of approximately $2,912,849 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:

               2009                $  102,487
               2010                    89,906
               2011                   895,058
               2012                   968,502
               2013                   856,896
                                   ----------
                                   $2,912,849
                                   ==========

There was no provision or benefit for income taxes in fiscal 1998.

NOTE 2 - NOTES PAYABLE
----------------------

Following is a summary of notes payable at December 31,

                                                  1998
                                                  ----

     8%   Unsecured notes payable to
          Shareholders, due on various dates      $457,945

          Unsecured notes payable, due in 1998
          at an interest rate of 12%               450,000
                                                  --------
                                                  $907,945
                                                  ========


                                       F7

                                 WATCHOUT! INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 3 - GOING CONCERN:
----------------------

The Company incurred a net loss of $856,896 for 1998 and $968,502 for 1997 and has incurred substantial net losses in the prior years. At December 31, 1998, current liabilities exceeded current assets by $1,920,567 and at December 31, 1997 by $1,270,461. These factors indicate that the Company has substantial doubt about its ability to continue in existence. The financial statements do not inclue any adjustments relating to the receoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RELATED PARTY TRANSACTION:
----------------------------------

Watchout! Inc. has recorded unsecured, non-interest-bearing amounts due to stockholders for the reimbursement of expenses. There are no specific repayment terms. Officers, directors and shareholders have loaned the Company large sums of funds in order to keep the Company afloat.

NOTE 5 - SUBSEQUENT EVENTS:

a) Gill & Associates, a collection agency for Office Depot has threatened a collection suit for approximately $17,000.

b) Boit, Inc. filed suit to resolve the technology license for the Company's watch products. The Company settled the suit and relinquished the license in the summer of 1999.

c)       Len Dorfman has filed suit for fees owed totaling $96,000.

d) In October 1999, the major shareholders of the Company agreed to sell control of the Company by selling over 8 million shares, including options, to Innovative Cybersystems Corp. which intends to engage in a new business. The Agreement requires settlement of certain debts and renegotiations of all other debt as a condition of the Agreement.

e) The Company is negotiating to cancel the Sands Brothers selling Agreement to settle any claims by Sands Brothers for a Mutual Release.

f) Bader-Williams Loan: The Company is renegotiating the loan which is in default to provide a fixed amount and new payment terms.

g) Watchout/Goldpoint Loan: The Company is renegotiating the loan which is in default, to provide a fixed amount and new payment terms.


                                       F8