Form 10QSB
period 1999-03-31
WATCHOUT INC
filed 1999-11-12
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1999

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

                                Yes  X       No   ____

As of March 31, 1999, there were 15,030,245 outstanding shares of common stock, par value $.0001.




PART 1.           FINANCIAL INFORMATION

         ITEM 1.           Financial Statements

                                                           WATCHOUT! INC.
                                                            Balance Sheet
                                                             (Unaudited)


ASSETS                                                        March 31, 1999              December 31, 1998
                                                              --------------------------- ----------------------------
Current Assets
Cash                                                          0                           580
Accounts Receivable                                           0                           -
Less Allowance for Doubtful Accounts                          0                           -
                                                              --------------------------- ----------------------------
                                                                                          580
Inventory                                                     0                           -
Total Current Assets                                          0                           580
Property, Plant and Equipment                                 0                           -
Less Accumulated Depreciation                                 0                           -
                                                              --------------------------- ----------------------------
Total Property and Equipment                                  0                           -
Other Assets
Due from member                                               0                           -
Organization Costs                                            15,250                      15,250
Less Accumulated Amortization                                 (3,812)                     (3,050)
                                                              --------------------------- ----------------------------
Total Other Assets                                            11,437                      12,200
                                                              --------------------------- ----------------------------
TOTAL ASSETS                                                  11,437                      12,780
                                                              =========================== ============================
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Expenses                                              537,213                     537,213
Accounts Payable                                              475,989                     475,989
Due to Stockholders                                           457,945                     457,945
Due to Factor                                                 0                           -
Line of Credit                                                0                           -
Notes Payable                                                 450,000                     450,000
                                                              --------------------------- ----------------------------
Total Current Liabilities                                     1,921,147                   1921,147
Stockholders' Equity (Deficit)
Preferred Stock, no par value 10,000,000 shares authorized, no shares issued or outstanding
                                                              0                           -
Common Stock, $.001 par value, 50,000,000 shares authorized,
15,030,245 shares issued and outstanding
                                                              15,030                      15,030
Additional Paid in Capital                                    989,502                     989,502
Accumulated Deficit                                           (2,914,241)                 (2,914,241)
                                                              --------------------------- ----------------------------
Total Stockholders' Deficit                                   (1,909,709)                 (1,908,367)
                                                              --------------------------- ----------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
                                                              11,437                      12,780
                                                              =========================== ============================




                                                           WATCHOUT! INC.
                                            Consolidated Statement of Income and Expense
                                                            (Unaudited)
                                                For the three months ended March 31,



                                                                      1999                           1998
                                                          ----------------------------  ------------------------------
OPERATING REVENUES
Revenues                                                                             0                        $198,397
Cost of goods sold                                                                   0                          22,972
                                                          ----------------------------  ------------------------------

Gross profit                                                                         0                         175,426

OPERATING EXPENSES
Royalties                                                                            0                               -
Research & development                                                               0                          23,955
Selling expenses                                                                     0                          27,479
Professional fees                                                                    0                          20,561
General & Administrative                                                           580                           6,937
Marketing                                                                            0                           1,250
Commitment/Loan Fees                                                                 0                               -
                                                          ----------------------------  ------------------------------

Total operating expense                                                            580                          80,182
                                                          ----------------------------  ------------------------------

OPERATING PROFIT (LOSS)                                                          (580)                          95,244

OTHER (REVENUES) & EXPENSES
Interest expense                                                                13,500                           4,268
Miscellaneous income                                                                 0                         (1,691)
Loss on sale of receivables                                                          0                         138,528
                                                          ----------------------------  ------------------------------
Total other revenues & expenses                                                 13,500                         141,105

NET INCOME (LOSS)                                                             (14,080)                        (45,861)
                                                          ============================  ==============================

LOSS PER SHARE
Primary                                                                         (0.00)                          (0.00)

Weighted number of shares outstanding                                       15,030,245                      15,030,245



     The accompanying notes are an integral part of this financial statement



                                                           WATCHOUT! INC.
                                                Consolidated Statement of Cash Flows
                                                            (Unaudited)
                                                            Quarter Ended
                                                              March 31


                                                                         1999                         1998
                                                             ---------------------------- ----------------------------
Cash flows from Operating Activities

Net income (loss)                                                                   (580)                     (45,861)

Depreciation & amortization
(Increase) decrease in Accounts Receivable                                              0                     (40,503)
(Increase) decrease in Inventory                                                        0                            0
(Decrease) increase in Accrued Expenses                                                 0                        (157)
(Decrease) increase in Accounts Payable                                                 0                       11,588
(Decrease) increase in Interest Payable                                            13,500                      (2,663)

Net cash flows used for Operating Activities                                     (14,080)                     (77,596)

Cash flows from investing activities
(Purchase) sale of Fixed Assets                                                         0                     (12,954)
(Purchase) sale of Other Assets                                                         0                       50,889
                                                             ---------------------------- ----------------------------
Total cash used for investing                                                           0                       37,935

Cash flows from financing activities
(Decrease) increase in Due to Stockholders                                              0                        9,000
(Decrease) increase in Due to Member                                                    0                     (11,188)
(Decrease) increase in Line of Credit                                                   0                     (11,591)
(Decrease) increase in Notes Payable                                                    0                            0
Additional capital invested                                                             0                            0
                                                             ---------------------------- ----------------------------

Total cash from financing activities                                                    0                     (13,779)

Increase (Decrease) in cash                                                         (580)                     (53,440)
                                                             ---------------------------- ----------------------------

Cash and cash equivalents - beginning of period                                       580                       59,147
                                                             ---------------------------- ----------------------------

Cash and cash equivalents - end of period                                               0                        5,707
                                                             ============================ ============================




     The accompanying notes are an integral part of this financial statement

WATCHOUT! INC.
NOTES TO FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies:

Organization- White Cloud Exploration, Inc. (the Company) was incorporated in the State of Utah on July 22, 1983, for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in organizational activities. The Company acquired two entities, Watchout, a California Corporation, and Goldpoint International, a limited liability company. White Cloud Exploration, Inc. changed its year-end from June 30 to December 31. The Company changed its name to WatchOut! Inc. on November 9, 1998.

The Company has ceased all business activities due to lack of operating capital.

2. General and Summary of Significant Accounting Policies

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

Watchout has also recorded $457,945 in amounts due to stockholders. The amounts are payable on demand at an interest rate of 5.81%.


4. Changes in Control



5. Commitments and Contingencies

License Agreement- On September 21, 1995 Watchout entered into a license agreement with an unrelated third party for the use of patents and technical knowledge. The agreement provides for minimum payments for the first four years through September 1999, totaling $915,000, which may be offset by the payment of royalties as a percentage of sales. The agreement may be canceled at any time, without cause, by Watchout, with 60 days notice and with no further liability. In addition to expense reimbursements of $20,000,minimum payments in the amount of $225,000 and $296,250 have been made for 1997 and 1996, respectively, and are reported as royalties in the accompanying Statement of Operations. The Agreement is in default and is in litigation.

Investment by Distribution- Watchout entered into an agreement with a distributor on July 21, 1996. The agreement provides that the distributor invest $500,000 - $250,000 as a cash payment to Watchout and $250,000 to be made available to Watchout for use in Hong Kong, oversees production, quality

WATCHOUT! INC.
NOTES TO FINANCIAL STATEMENTS


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

WATCHOUT! INC.
NOTES TO FINANCIAL STATEMENTS


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


8. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However the company has sustained substantial operating losses in recent years. In addition, the company has used substantial amounts of working capital in its operations. Further, at March 31, 1999 current liabilities exceed current assets by $1,921,147, and total liabilities exceed total assets by $1,909,710.

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Quarter in 1999 Compared to Same Quarter in 1998

         The Company had no revenue and no operations in the first quarter of 1999. On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the first quarter of 1998 of $198,397. The cost of goods sold in the three month period was none in 1999 compared to 1998 which cost of goods was $22,572. The gross (loss) profit for the 1998 period was $0 compared to ($175,426) for the 1999 period.

         The Company incurred operating expenses for the three month period of $580 in 1999 compared to $80,182 in the same period in 19987. The Company recorded a net operating loss of ($580) for the 1999 period as compared to a $95,244 operating profit for the same period in fiscal year 1998. The net income
(loss) for the 3 month period in 1999 was ($14,080) compared to ($45,861) in 1998. 1999 quarter losses were attributable to interest accrual. The Company losses will continue until a business is recommended. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1999 first quarter was nominal compared to a nominal loss in the first quarter of 1998

Liquidity and Capital Resources

         The Company had no cash capital at the end of the period. The Company will be forced to make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to make private placements of stock. It had no accounts receivable or assets at quarter end. The Company has significant current liabilities to lenders which exceed current assets by approximately $1,921,147. The Company is in default on notes in the amounts of $450,000, although no demand for payment has been issued.


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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                           Item 601 of Regulation S-K:

                                    None.

                  (b) Reports on Form 8-K filed during the three months ended March 31, 1999. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: November 7, 1999

                                             WATCHOUT! INC.


                                                 /s/ Kevin Waltzer
                                             by:--------------------------------
                                                 President