Form 10QSB
period 1999-06-30
WATCHOUT INC
filed 1999-11-12
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 1999

                        Commission File number: 0-114244

                                 WATCHOUT!, INC.
             (Exact name of registrant as specified in its charter)

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

                             Yes  X       No   ____

As of June 30, 1999, there were 15,030,245 outstanding shares of common stock, par value $.0001.



PART 1.           FINANCIAL INFORMATION

         ITEM 1.           Financial Statements

                                 WATCHOUT!, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                              June 30,          December 31
                                                              1999              1998
ASSETS
Current Assets
Cash                                                          -                 580
Accounts Receivable                                           -                 -
Less Allow for Doubtful Accts                                 -                 -
                                                     --------------------------------------------
                                                              0                 580
Inventory                                                     -                 -
                                                     --------------------------------------------
Total Current Assets                                          0                 580

Property, Plant & Equipment                                   -                 -
Less accumulated Depreciation                                 -                 -
                                                     --------------------------------------------
Total Property and Equipment                                  0                 0

Other Assets

Due from member                                               -                 -
Organization Costs                                            15,250            15,250
Less Accumulated Amortization                                 (4,575)           (3,050)
                                                     --------------------------------------------
Total Other Assets                                            10,675            $12,200
                                                     ==============================================================

TOTAL ASSETS                                                  $10,675           $12,780





LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities

Accrued Expenses                                              $537,213          $537,213
Accounts Payable                                              475,989           475,989
Due to Stockholders                                           457,945           457,945
Notes Payable                                                 483,000           450,000
                                                     --------------------------------------------
Total Current Liabilities                                     1,954,147         1,912,147

Stockholders' Equity (Deficit)

Preferred Stock, no par value 10,000,000
shares authorized no shares issued
or outstanding.                                               -                 -
Common Stock, $0.001 par value,
50,000,000 shares authorized
15,030,245  issued and outstanding                            15,030            15,030
Additional Paid in Capital                                    989,502           989,502
Accumulated Deficit                                           (2,950,474)       (2,912,899)
                                                     --------------------------------------------

Total Stockholders' Deficit                                   (1,945,942)       (1,908,367)
                                                     --------------------------------------------

Total Liabilities & Stockholders' Deficit                     $10,675           $12,780
                                                     ============================================



     The accompanying notes are an integral part of this financial statement




                                 WATCHOUT!, INC.
                             STATEMENT OF OPERATIONS
                        For the six months ended June 30,
                                   (UNAUDITED)

                                                                   1998                          1999
OPERATING REVENUES

Revenues                                                                122,834                           -
Cost of goods sold                                                      111,003                           -
                                                            -------------------             ---------------

Gross profit                                                             11,831                           0

OPERATING EXPENSES
Royalties                                                                56,250                           -
Research & Development                                                   23,955                           -
Selling Expenses                                                         30,753                           -
Professional Fees                                                        25,248                           -
General & Administrative                                                104,059                           -
Marketing                                                                 1,250                           -
                                                            -------------------             ---------------

Total operating expenses                                                241,515                           0

OPERATING PROFIT (LOSS)                                               (229,684)                           0

OTHER (REVENUES) &
EXPENSES
Interest expense                                                          5,886                      33,000
Miscellaneous income                                                    (1,691)                           -
Loss on sale of receivables                                             125,399                           -
                                                            -------------------             ---------------

Total other revenues & expenses                                         129,594                      33,000


NET INCOME (LOSS)                                                     (359,278)                    (33,000)
                                                            ===================             ===============

LOSS PER SHARE
Primary                                                                  (0.02)                       (.00)

Weighted number of shares outstanding                                15,030,245                  15,030,245





    The accompanying notes are an integral part of this financial statement.





                                 WATCHOUT!, INC.
                             STATEMENT OF OPERATIONS
                       For the three months ended June 30,
                                   (UNAUDITED)

                                                                   1998                          1999
OPERATING REVENUES
Revenues                                                                173,148                           -
Cost of goods sold                                                       88,031                           -
                                                            -------------------             ---------------

Gross profit                                                             85,117                           0

OPERATING EXPENSES
Royalties                                                                56,250                           -
Research & Development                                                        -                           -
Selling Expenses                                                          3,274                           -
Professional Fees                                                         4,687                           -
General & Administrative                                                 97,120                           -
Marketing                                                                     -                           -
                                                            -------------------             ---------------

Total operating expenses                                                 16,331                           0

OPERATING PROFIT (LOSS)                                                (76,214)                           0
(LOSS)S)


OTHER (REVENUES) &
EXPENSES
Interest expense                                                          1,618                      16,500
Miscellaneous income                                                          -                           -
Loss on sale of receivables                                            (13,129)                           -
                                                            -------------------             ---------------

Total other revenues & expenses                                        (11,511)                      16,500


NET INCOME (LOSS)                                                      (64,703)                    (16,500)
                                                            ===================             ===============

LOSS PER SHARE
Primary                                                                  (0.00)                      (.002)

Weighted number of shares outstanding                                15,030,245                  15,030,245







    The accompanying notes are an integral part of this financial statement.





                                 WATCHOUT! INC.
                             STATEMENT OF CASH FLOWS
                            Six months ended June 30,
                                   (UNAUDITED)

                                                                             1998                 1999
OPERATING ACTIVITIES

Net Income (Loss)                                                             (110,564)                    -
Adjustments to reconcile net loss
 to net cash used in operating activities
Depreciation &  Amortization
Common stock issued in exchange for services
Changes in operating assets and liabilities
Accounts receivable                                                             (3,215)                    -
Inventory                                                                                                  -
Accounts payable and accrued expenses                                            27,182                    -
Interest payable                                                                (2,663)               33,000
                                                                       ----------------      ---------------

Net cash used in operating activities                                            21,304               33,000

INVESTING ACTIVITIES
Purchase of equipment                                                                                      -
Purchase of organizational costs
Purchase of trademarks
(Advances) payments to/from member                                               67,159                    -
                                                                       ----------------      ---------------

Net cash provided by investing activities                                        67,159                    0

FINANCING ACTIVITIES
Advances from stockholders                                                       65,825                    -
Proceeds (payments) from/to factor                                             (55,537)                    -
Proceeds from line of credit                                                   (46,118)                    -
Proceeds from notes payable                                                                                -
Proceeds from issuance of stock
Capital contributions                                                                                      -
                                                                       ----------------      ---------------

Net cash provided by financing activities                                      (35,830)                    0

Net increase (decrease) in cash and cash
 equivalents                                                                   (57,931)                    -
Cash and cash equivalents at beginning of period                                 59,147                    -
                                                                       ----------------      ---------------

Cash and cash equivalents at end of period                                        1,216                    0
                                                                       ================      ===============




     The accompanying notes are an integral part of this financial statement

WATCHOUT!, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies:

Organization- White Cloud Exploration, Inc. (the Company) was incorporated in the State of Utah on July 22, 1983, for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in organizational activities. The Company acquired two entities, Watchout, a California Corporation, and Goldpoint International, a limited liability company. White Cloud Exploration, Inc. changed its year-end from June 30 to December 31. In November 1998 the Company changed it's name to Watchout!, Inc.

The Company has no business or revenues at June 30, 1999. The subsidiaries are no longer operating.

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

3. Related Party Transactions

Watchout   has   recorded   unsecured,   non-interest-bearing   amounts  due  to
stockholders. There are no specific repayment terms; however, these amounts are expected to be repaid within 12 months of the balance sheet date.

4.  Changes in Control

Not Applicable

WATCHOUT!, INC.
NOTES TO FINANCIAL STATEMENTS


5. Commitments and Contingencies

License Agreement- On September 21, 1995 Watchout entered into a license agreement with an unrelated third party for the use of patents and technical knowledge. The agreement provides for minimum payments for the first four years through September 1999, totaling $915,000, which may be offset by the payment of royalties as a percentage of sales. The agreement may be canceled at any time, without cause, by Watchout, with 60 days notice and with no further liability. In addition to expense reimbursements of $20,000,minimum payments in the amount of $225,000 and $296,250 have been made for 1997 and 1996, respectively, and are reported as royalties in the accompanying Statement of Operations. The licensor filed suit to rescind the license, due to non-payment. The case has been settled and the license abandoned.

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

The Placement Agreement was terminated in October 1999.

WATCHOUT!, INC.
NOTES TO FINANCIAL STATEMENTS

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

WATCHOUT!, INC.
NOTES TO FINANCIAL STATEMENTS

8. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However the company has sustained substantial operating losses in recent years. In addition, the company has used substantial amounts of working capital in its operations. Further, at June 30, 1999 current liabilities exceed current assets by $1,954,147, and total liabilities exceed total assets by $1,943,472.

In view of these matters, realization of any portion of the assets in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements, and the success of its future operations.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month period ended June 30, 1999 compared to the same period in 1998.

         All business operations of the Company were ceased in 1999. On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the second quarter of 1998 of $173,148 as compared to the same period in 1999 of $0. The cost of goods sold in the three month period in 1998 was $88,031 and for the same period in 1999 was $0. The gross profit for the 1998 period was $85,117 compared to $0 for the 1999 period.

         The Company incurred operating expenses for the three month period of $161,331 in 1998 compared to $0 in the same period in 1999. The Company recorded a net operating loss of $(76,214) for the 1998 period as compared to $0 for the same period in fiscal year 1999. The net income (loss) for the 3 month period in 1998 was ($64,703) compared to ($16,500) for the period in 1999. The Company losses will continue until business revenues can be achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 second quarter was nominal compared to nominal loss per share in the second quarter of 1999.

Results of Operations for the six month period ended June 30, 1999 compared to the same period in 1998.

         No business operations were conducted in the six month period. On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the first six months of 1998 of $122,834 as compared to the same period in 1999 of $0. The cost of goods sold in the period in 1998 was $111,103 and for the same period in 1999 was $0. The gross profit for the 1998 period was $11,831 compared to $0 for the 1999 period.

         The Company incurred operating expenses for the period of $241,515 in 1998 compared to $0 in the same period in 1999. The Company recorded a net operating loss of ($229,684) for the 1998 period as compared to a $0 operating loss for the same period in fiscal year 1999. The net income (loss) for the period in 1998 was ($359,278) compared to ($33,000) in 1999. The Company losses will continue until a business revenues can be achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 period was ($.02) compared to a nominal loss per share in the same period in 1999.

Liquidity and Capital Resources

         The Company had no cash capital at the end of the period. The Company will be forced to make private placements of stock in order to fund any operations. No assurance exists as to the ability to make private placements of stock. The Company has significant current liabilities of $1,954,147 which exceed current assets by approximately $1,943,472. The Company is in default on notes totaling over $450,000, although no demand for payment has been issued.


PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings -

                  In July 1998, Boit Incorporation, the LCD technology licensor, filed suit in San Diego, California Superior Court, about registrants relationship with its agent in Hong Kong, Camke Development Ltd. The allegation was that Camke was in reality a third party licensee and not actually a manufacturing agent and distributor for South East Asia. Boit also claimed that Registrant breached the license contract by not yet having products in the marketplace and seeks cancellation of the contract. The suit has been settled and the license abandoned.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                           Item 601 of Regulation S-K:

                                    None.

                  (b) Reports on Form 8-K filed during the three months ended June 30, 1999. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: November 10, 1999

                                             WATCHOUT!, INC.


                                                 /s/ Kevin Waltzer
                                             by: -------------------------------
                                                        President