Form 10QSB
period 1999-09-30
WATCHOUT INC
filed 1999-11-12
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1999

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

                              Yes  X       No   ____

As of September 30, 1999, there were 15,030,245 outstanding shares of common stock, par value $.0001.

PART 1.           FINANCIAL INFORMATION


         ITEM 1.           Financial Statements

                                                  WATCHOUT!, INC.
                                                   BALANCE SHEET
                                                    (Unaudited)

                                                     September 30,              December 31
                                                              1999              1998
ASSETS

Current Assets
Cash                                                          -                 580
Accounts Receivable                                           -                 -
Less Allow for Doubtful Accts                                 -                 -
                                                     --------------------------------------------
                                                              0                 580
Inventory                                                     -                 -
                                                     --------------------------------------------
Total Current Assets                                          0                 580

Property, Plant & Equipment                                   -                 -
Less accumulated Depreciation                                 -                 -
                                                     --------------------------------------------
Total Property and Equipment                                  0                 0

Other Assets

Due from member                                               -                 -
Organization Costs                                            15,250            15,250
Less Accumulated Amortization                                 (5,337)           (3,050)
                                                     --------------------------------------------
Total Other Assets                                            9,912             12,200
                                                     =====================================================

TOTAL ASSETS                                                  $9,912            $12,780







LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accrued Expenses                                              $537,213          $537,213
Accounts Payable                                              475,989           475,989
Due to Stockholders                                           457,945           457,945
Notes Payable                                                 499,500           450,000
                                                     --------------------------------------------
Total Current Liabilities                                     1,970,647         1,912,147

Stockholders' Equity (Deficit)

Preferred Stock, no par value 10,000,000
shares authorized no shares issued
or outstanding.                                               -                 -
Common Stock, $0.001 par value,
50,000,000 shares authorized
15,030,245  issued and outstanding                            15,030            15,030
Additional Paid in Capital                                    989,502           989,502
Accumulated Deficit                                           (2,967,736)       (2,912,899)
                                                     --------------------------------------------

Total Stockholders' Deficit                                   (1,963,204)       (1,908,367)
                                                     --------------------------------------------

Total Liabilities & Stockholders' Deficit                     $9,912            $12,780
                                                     ============================================





     The accompanying notes are an integral part of this financial statement




                                 WATCHOUT!, INC.
                             STATEMENT OF OPERATIONS
                    For the three months ended September 30,
                                   (UNAUDITED)

                                                                   1998                          1999
OPERATING REVENUES

Revenues                                                               (40,189)                           -
Cost of goods sold                                                       53,898                           -
                                                            -------------------             ---------------

Gross profit                                                           (94,087)                           0

OPERATING EXPENSES
Royalties                                                                     -                           -
Research & Development                                                   48,048                           -
Selling Expenses                                                        (2,024)                           -
Professional Fees                                                        47,110                           -
General & Administrative                                                101,830                           -
Bad Debt Expense                                                        125,399                           -
                                                            -------------------             ---------------

Total operating expenses                                                320,363                           0

OPERATING PROFIT (LOSS)                                               (414,450)                           0
(LOSS)S)


OTHER (REVENUES) &
EXPENSES
Interest expense                                                          4,281                      16,500
Miscellaneous income                                                       (16)                           -
Loss on sale of receivables                                                   -                           -
                                                            -------------------             ---------------

Total other revenues & expenses                                           4,265                      16,500


NET INCOME (LOSS)                                                     (418,715)                    (16,500)
                                                            ===================             ===============

LOSS PER SHARE
Primary                                                                  (0.03)                       (.00)

Weighted number of shares outstanding                                15,030,245                  15,030,245







    The accompanying notes are an integral part of this financial statement.



                                 WATCHOUT!, INC.
                             STATEMENT OF OPERATIONS
                     For the nine months ended September 30,
                                   (UNAUDITED)

                                                                   1998                          1999
OPERATING REVENUES
Revenues                                                                132,959                           -
Cost of goods sold                                                      141,929                           -
                                                            -------------------             ---------------

Gross profit                                                            (8,970)                           0

OPERATING EXPENSES
Royalties                                                                56,250                           -
Research & Development                                                   48,048                           -
Selling Expenses                                                          1,250                           -
Professional Fees                                                        51,797                           -
General & Administrative                                                198,950                           -
Bad Debt Expense                                                        125,399                           -
                                                            -------------------             ---------------

Total operating expenses                                                481,695                           0

OPERATING PROFIT (LOSS)                                               (490,665)                           0
(LOSS)S)


OTHER (REVENUES) &
EXPENSES
Interest expense                                                          5,899                      49,500
Miscellaneous income                                                       (16)                           -
Loss on sale of receivables                                            (13,129)                           -
                                                            -------------------             ---------------

Total other revenues & expenses                                          7,245)                      49,500


NET INCOME (LOSS)                                                     (483,420)                    (49,500)
                                                            ===================             ===============

LOSS PER SHARE
Primary                                                                  (0.03)                       (.00)

Weighted number of shares outstanding                                15,030,245                  15,030,245




    The accompanying notes are an integral part of this financial statement.



                                 WATCHOUT! INC.
                             STATEMENT OF CASH FLOWS
                         Nine months ended September 30,
                                   (UNAUDITED)

                                                                             1998                 1999
OPERATING ACTIVITIES
Net Income (Loss)                                                             (483,420)                    -
Adjustments to reconcile net loss
 to net cash used in operating activities
Depreciation & Amortization                                                       (198)                    -
Common stock issued in exchange for services

Changes in operating assets and liabilities
(Increase) Decrease in Accounts Receivable                                       26,669                    -
(Increase) Decrease in Inventory                                                      -                    -
Increase (Decrease) in Accounts Payable                                         307,892                    -
Increase (Decrease) in Interest Payable                                         (2,663)               49,500
                                                                       ----------------      ---------------

Net cash used in operating activities                                           331,700               49,500

INVESTING ACTIVITIES
(Purchase) Sale of Equipment                                                        197                    -
                                                                       ----------------

Net cash provided by investing activities                                           197                    0

FINANCING ACTIVITIES
Advances (payments) from/to Stockholder                                         204,772                    -
Proceeds (payments) from/to factor                                                    -                    -
Proceeds (payments) from/to line of credit                                    (110,505)                    -
Proceeds (payments) from/to notes payable                                             -                    -
Proceeds (payments) from/to Member                                                    -                    -
Proceeds from issuance of stock                                                       -                    -
Capital contributions                                                                 -                    -
                                                                       ----------------      ---------------

Net cash provided by financing activities                                        94,267                    0

Net increase (decrease) in cash and cash
 equivalents                                                                   (57,256)                    -
Cash and cash equivalents at beginning of period                                 59,147                    -
                                                                       ----------------      ---------------

Cash and cash equivalents at end of period                                        1,891                    0
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

The Company has no business or revenues at September 30, 1999. The subsidiaries are no longer operating.

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

WATCHOUT!, INC.
NOTES TO FINANCIAL STATEMENTS

8. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However the company has sustained substantial operating losses in recent years. In addition, the company has used substantial amounts of working capital in its operations. Further, at September 30, 1999 current liabilities exceed current assets by $1,970,647, and total liabilities exceed total assets by $1,960,735.

In view of these matters, realization of any portion of the assets in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements, and the success of its future operations.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month period ended September 30, 1999 compared to the same period in 1998.

         No operations were conducted by the Company in the quarter period ended September 30, 1999, and no revenues were achieved. On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the third quarter of 1998 of ($40,189) as compared to the same period in 1999 of $0. The cost of goods sold in the three month period in 1998 was $53,898 and for the same period in 1999 was $0. The gross profit (loss) for the 1998 third quarter period was ($94,087) compared to $0 for the 1999 period.

         The Company incurred operating expenses for the three month period of $320,363 in 1998 compared to $0 in the same period in 1999. The Company recorded a net operating loss of $(414,450) for the 1998 period as compared to $0 for the same period in fiscal year 1999. The net income (loss) for the 3 month period in 1998 was ($418,715) compared to ($16,500) in 1999. The Company losses will continue until a business can be achieved and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 third quarter was ($.05) compared to ($.004) in the third quarter of 1999.

Results of Operations for the nine month period ended September 30, 1999 compared to the same period in 1998.

         No operations were conducted by the Company in the nine month period ended September 30, 1999, and no revenues were achieved. On a consolidated basis, after the acquisition of Goldpoint and Watchout! subsidiaries, the Company had revenues in the first nine months of 1998 of $132,959 as compared to the same period in 1999 of $0. The cost of goods sold in the period in 1998 was $141,929 and for the same period in 1999 was $0. The gross profit for the 1998 period after a "returns and allowances deduction" of $195,294 was ($8,970) compared to $0 for the 1999 period.

         The Company incurred operating expenses for the nine month period of $481,695 in 1998 compared to $0 in the same period in 1999. The Company recorded a net operating loss of ($490,665) for the 1998 nine month period as compared to a $0 operating loss for the same period in fiscal year 1999. The net income
(loss) for the period in 1998 was ($483,420) compared to ($49,500) in 1999. The Company losses will continue until business can be achieved and until profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found. The loss per share for the 1998 nine month period was ($.03) compared to ($.004) in the same period in 1999.

Liquidity and Capital Resources

         The Company had no cash capital at the end of the period. The Company will be forced to make private placements of stock in order to fund any operations. No assurance exists as to the ability to make private placements of stock. The Company has significant current liabilities of $1,970,647 which exceed current assets by approximately $1,960,000. The Company is in default on notes totaling $450,000, although no demand for payment has been issued.


PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings -

                  In July 1998, Boit Incorporation, the LCD technology licensor, filed suit in San Diego, California Superior Court, about registrants relationship with its agent in Hong Kong, Camke Development Ltd. The allegation was that Camke was in reality a third party licensee and not actually a manufacturing agent and distributor for South East Asia. Boit also claimed that Registrant breached the license contract by not yet having products in the marketplace and seeks cancellation of the contract. The lawsuit has been settled and the license abandoned in this quarter.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                           Item 601 of Regulation S-K:

                                    None.

                  (b) Reports on Form 8-K filed during the three months ended September 30, 1999. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: November 10, 1999

                                            WATCHOUT!, INC.


                                                 /s/ Kevin Waltzer
                                            by: --------------------------------
                                                    President