Form 10KSB
period 1999-12-31
WATCHOUT INC
filed 2000-03-30
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transitional year ended: December 31, 1999

Commission File number:  0-114244

                                 WATCHOUT! INC.
             (Exact name of registrant as specified in its charter)

                          WHITE CLOUD EXPLORATION, INC.
                                 (Former Name)


Utah                                               84-0959153
State or Other Jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification Number)

1900 N.W. Corp. Blvd., Suite 400 E, Boca Raton, FL 33431
(Address of principal Executive Offices   Zip Code)

Registrant's telephone number, including area code:  (954) 803-7480

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

               ( ) Yes     (X) No

As of December 31, 1999, 15,030,245 shares of common stock were outstanding. The aggregate market value of the Stock held by nonaffiliates was $3,753,199 at December 31, 1999 based on closing price of $.81 per share.

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

     As a result of the Goldpoint Acquisition, Registrant owned 100% of the outstanding membership interests in Goldpoint LLC. Goldpoint intended to market fine writing instruments.

     Neither WatchOut! Inc. nor Goldpoint was successful in raising capital or carrying out the business plan adopted. As a result all attempts at operations were suspended in September 1998, and no further business was attempted in 1998.

     Pursuant to a Stock Purchase Agreement effective as of October 9, 1999, Innovative Cybersystems Corp., a Florida corporation, agreed to purchase 6,376,922 issued and outstanding shares of Registrant's common stock from David Galoob Robert Galoob, and Archangel Holding Company, LLC. The 6,376,922 shares represent approximately 42% of the outstanding share sof the common stock of Registrant on a fully-diluted basis. In addition Innovative has options to purchase an additional 1,750,00 common shares. Innovative is controlled by Kevin Waltzer. (See "management" below). In addition, Innovative Cybersystem Corp. will have options to purchase 1,750,000.

     As of the closing, the following persons will own more than 5% of Registrant's outstanding common stock (n a fully diluted basis):

     Innovative Cybersystems Corp. 6,376,922 shares

     Innovative Cybersystems also has options for 1,750,000 shares.

     The Closing was completed on about February 11, 2000.

     Prior to the share purchase, WatchOut! was controlled by Robert Galoob, David Galoob, and Stephen Petre.

     The Company is seeking to acquire interest in Internet related businesses through an exchange of shares of equity. It may acquire a minority interest in such businesses. At year end, the Company had established no formal criteria for determining its acquisition of or participation in any given business.

     On November 19, 1999, the Company negotiated a Letter of Intent with International Mercantile Corp. (known as Micromatix.net) for investment of up to $500,000 in preferred convertible stock of International by the Company.

     Micromatix.net, a Baltimore based company, builds custom configured desktops, servers, and notebooks using industry standard, branded components for value added resellers. Our systems are aggressively priced, built to ISO 9002 quality standard with an Internet-based ordered capability and superior custom service. The Company is dedicated to the value-added reseller (VAR) and does not market directly to end-users. Micromatix.net will partner with the VAR enabling them to outsource their assembly logistics and other requirements to Micromatix.net allowing the reseller to focus on customer service, support, and other business opportunities.

     Micromatix.net's primary business strategy is to become the VAR's choice for build-to-order PC Systems. The systems can be configured by the reseller according to the specifications of their customers, thereby giving the VAR greater control over the entire process, including configuration, delivery service, and customer relations, VAR's will be able to place orders using Micromatix.net's state-of-the-art Internet based configurator and order entry system. This will provide you with real-time ordering and quoting capabilities, inventory management, and the ability to track production and shipping status. This platform provides its resellers with a single source for the entire configuration and ordering needs seven days a week, 24 hours a day.

     "White boxes" are a cost-effective alternative to branded PCs. By purchasing components competitively, employing assembly and providing local delivery, Micromatix.net is able to control its costs. This cost control allows Micromatix.net to offer competitive prices to their customers. The Company is also structured to provide superior service, with rapid response to customer calls, quick access to necessary components, high order fills and on-time accurate shipments. WatchOut!, Inc. has no intention of making Micromatix.net a subsidiary company.

Employees and Consultants

     The Company at fiscal year end had no paid employees, and its President, Kevin Waltzer, and Secretary, Jack R. Russell, serve on an as needed basis.
These officers intend to devote only such time as necessary to the business affairs of the Company.

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

Item 2. Properties.

     The Company maintains its corporate office at 1900 N.W. Corp. Blvd., Suite 400 E, Boca Raton, FL 33431, under an informal arrangement with the Company's President. This space is deemed adequate for the immediate future.

Item 3. Legal Proceedings.

     The Company was not a party to any pending legal proceedings. It settled a lawsuit with Boit, Inc., the licensor of the watch technology prior to year end. The resolution to terminated the license due to certain defaults. It would not have a material effect since the Company has abandoned the business plan which would have used the watch technology.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters was submitted to a vote of security holders within the year covered by this report.


                                     Part II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


     The outstanding registered securities of the Company were quoted on the OTCBB during the year.

               Common Stock   Common Stock
1999           Bid High       Bid Low
____________________________________________________
1st Quarter     .125          .0
2nd Quarter     .125          .0
3rd Quarter     .125          .0
4th Quarter    4.00           .125


               Common Stock   Common Stock
1998           Bid High       Bid Low
____________________________________________________
1st Quarter    no quote       no quote
2nd Quarter    no quote       no quote
3rd Quarter    no quote       no quote
4th Quarter    .125           .125

               Common Stock   Common Stock
1997 and 1996  Bid High       Bid Low
____________________________________________________

1st Quarter    no quote       no quote
2nd Quarter    no quote       no quote
3rd Quarter    no quote       no quote
4th Quarter    no quote       no quote


     The Company anticipates its shares will continue to trade in the over the counter market. Quotations represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions. As of December 31, 1999, there are approximately 230 record stockholders of the Company's shares, not including shareholders represented by "street name" holders.

     No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Changes in Financial Condition

     No revenue producing business operations were conducted by the company in 1999. No revenues were generated in the fiscal year 1999. The Company at year end December 31, 1999, had no cash compared with $580 in cash at December 31, 1998. The Company at fiscal year end needed cash infusions from shareholders to provide capital, or loans from any sources, for advancement of its business ventures. The Company had no business at year end.

Liquidity and Capital Assets.

     The Company's primary source of liquidity since inception has been from funds raised during its initial capitalization and from shareholder advances and loans. The company had no cash at 1999 year end and no current assets at December 31, 1999.

     Total liabilities for 1999 (which were all due) were $1,963,715 for a deficit of ($1,963,715) in the ratio of liabilities to current assets.

     The company was critically deficient in capital and needs cash to commence effective operations. No source of such funds had been identified at year end, and it would have to occur through debt or stock sales.


Results of Operations for twelve month period ended December 31, 1999 compared to December 31, 1998

     The Company had no revenues in 1999. The Company had expense of operations of $12,130 and interest accruals of $34,068 for total expense of $46,198 for the year. In 1998, the Company incurred 602,833 in expenses with no income. The Company had a net loss of ($46,198) for 1999 and ($602,833) in 1998.

Results of Operations for twelve month period ended December 31, 1998 Compared to 1997

     In the year ended December 31, 1999, the Company had no revenues and incurred operating expenses totaling $602,833. In calendar year 1997 the combined entities' net revenues were $340,679. As of December 31, 1998, the Company had no material commitments for capital expenditures.

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

     For furture periods, the Company expects the trend of net losses to continue until a business can be achieved which generates revenue to cover operations.

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

                                    Part III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a).

Identification of Directors and Executive Officers of the Company

     The directors and executive officers of the Company, their age, positions held in the Company, and duration as such, were as follows as of end of the fiscal year:

     Name           Age            Position                           Since
Kevin Waltzer       32             President/Director                 11/99
John J. Russell     60             Secretary/CFO/Director             11/99
Michelle Long       45             Director                           11/99

Business Experience

     The following is a brief account of the business experience during the past five years of the former officer/directors at the end of the period, indicting their principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     Kevin Waltzer, age 32, President and proposed Director (subject to compliance with Section 14f). Mr. Waltzer graduated from Boston University with an undergraduate degree in Political Science (1990). Mr. Waltzer has been a self0employed equities trader for the past seven years, using proprietary market trend systems. He served as a Director for and consultant to The Human Works, Inc., September - December 1998. Mr. Waltzer was a founding partner and Director and executive of Eco-Aire Company, Inc., a company holding multiple patents for evolutionary air and water purification techniques from 1996 to 1998. He was a founding partner and an original investor in Tradescape.com, a Manhattan based securities trading firm, in 1996. He sold his interest in 1999. He formed Innovative Cybersystems, Inc. in 1999 and is President and a Director and principal shareholder.

     Jack J. Russell, age 60, Director, CEO, CFO, graduated from Drexel University with a BS in accounting. He has accomplished advanced studies at American College, Bryn Mawr, PA. He received a CHFC designation in 1990 and a CLU designation in 1993. He is a Charter member of the Professional Achievement in Continuing Education Program. Mr. Russell is involved with the American Institute of Certified Public Accountants where he is a member of the Tax Division and the Personal Financial Planning Division. He has recently worked as a financial planner/business consultant for Glen Mills Financial Services, Inc. where he specialized in financial planning, personal and corporate tax returns, corporate financing, and management systems. From 1994 to 1995, he headed an 18-month project to turn around a manufacturing company located in the Mid-West. As CEO of Glas-Kraft, Inc., from 1982 to 1988 he turned the company around and negotiated the sale of the company. As a CEO of Eastern Coated Papers, Ltd. from 1983 to 1988 Mr. Russell arranged acquisition and working capital needs with a combination of Canadian and U.S. banks. The company was returned to a positive cash flow, and he negotiated the sale of the company. From 1978 to 1982, he was CFO of Gentech, Inc., he established a sophisticated direct costing system. He helped Gentech, Inc. acquire a significant subsidiary through a cash tender offer. At Titan Industries, Inc., from 1972 to 1978, he handled all aspects of the Annual Report and SEC reporting. Mr. Russell also established consolidation and reporting controls for over 91 subsidiaries. In order to improve the state of the company, he assisted in the sell-off of several unprofitable and/or incompatible subsidiaries. When he was CFO of SmithKline Laboratories - Branson Instruments Division, 1969 to 1972, he served on a five man executive committee responsible for strategic direction of the company. Mr. Russell is a Director and shareholder of Innovative Cybersystems, Inc. founded in October 1999.

     Michelle Long, age 45, proposed Director (subject to compliance with Section 14f). Ms. Long studied Mathematics at the University of Helsinki, Finland and obtained her undergraduate degree in Finance from the University of Cincinnati in 1978 and holds an MBA in Finance from Xavier University. Michelle holds LUTCF, RHU, ChFC, and CFP designations. Ms. Long is registered with NASD as an Investment Advisor and General Securities Principal. She currently heads Quest Financial Group, the Greater Cincinnati Branch of United Planners' Financial Services of America.

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

Item 10. Executive Compensation.

     The Company accrued a total of no compensation to the executive officers as a group for services contributed to the Company in all capacities during the period ended December 31, 1999. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES


Name and          Fiscal   Salary  Bonus  Other Annual  Restriced   Securities
Principal         Year     ($)     ($)    Compensation  Stock       Underlying
Position                                  ($)           Awards      Options/SARs
                                                        ($)         (#)
Kevin Waltzer     1997     0       0      0             0           0

President         1998     0       0      0             0           0

                  1999     0*      0      0             0           0


John J. Russell   1997     0       0      0             0           0

Secretary/        1999     0       0      0             0           0

CFO               1999     0       0      0             0           0

                  1998     0       0      0             0           0

Michelle Long,    1997     0       0      0             0           0

Vice President    1998     0       0      0             0           0

                  1999     0*      0      0             0           0

Robert Galoob,    1997     0       0      0             0           0
President
(resigned Oct.    1998     0       0      0             0           0
1999)
                  1999     0*      0      0             0           0


David Galoob,     1997     0       0      0             0           0
Secretary
(resigned Oct.    1998     0       0      0             0           0
1999)
                  1999     0*      0      0             0           0


Option/SAR Grants Table (None)
Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)
Long Term Incentive Plans - Awards in Last Fiscal Year (None)

     DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of officers who are also Directors which compensation is listed in Summary Compensation Table of Executives)


Name                Annual         Meeting        Consulting          Number of      Number of
                    Retainer       Fees ($)       Fees/Other          Shares (#)     Securities
                    Fees ($)                      Fees ($)                           Underlying
                                                                                     Options/SAR
                                                                                     (#)

Robert Galoob,      0              0              0                   0              0
Director

David Galoob,       0              0              0                   0              0
Director

Kevin Waltzer       0              0              0                   0              0
Director


Michelle Long       0              0              0                   0              0
Director


John J. Russell     0              0              0                   0              0
Director



Item 11. Security Ownership of Management and Beneficial Owners.

As of December 31, 1999, there were 15,030,245 common shares issued and outstanding. The following table sets forth information, as of Fiscal year end, with respect to the beneficial ownership of the Company's $.001 par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by current officers and directors of the Company.

Stock Title     Name and Address             Amount of Beneficial   Percentage
of Class        Of Beneficial Owner          Ownership              of Class

Common          Robert Galoob, (1)           3,505,461              23.3%
                116 Stanyan
                San Francisco, CA

Common          David Galoob (2)             3,505,461              23.3%
                116 Stanyan
                San Francisco, CA

Common          Mark Hollo                   1,820,000              12.1%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016

Common          Archangel(3)
                Holding Company, LLC         1,580,000              10.5%
                7 Park Avenue
                White Plains, NY  10603

Common          Martin Sands                 910,000                6%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016

Common          Steven Sands                 910,000                6%
                c/o Sands Brothers
                90 Park Avenue
                New York, NY  10016

Common          Kevin Waltzer(5)             6,376,922              42%
                Persident/Director           (w/ options 8,126,922) 54%
                2865 S. Eagle Road
                Newton, PA  18940

Common          Michelle Long(5)             6,376,922              42%
                Director                     (w/ options 8,126,922) 54%
                3135 Hulbert Avenue
                Erlanger, KY  41018

Common          John J. Russell(5)           6,376,922              42%
                Secretary/CFO                (w/ options 8,126,922) 54%
                9781 Horseshoe Lane
                Aurora, Indiana  47001

                All Officers and             6,376,922              42%
                Directors as a Group         (w/ options 8,126,922) 54%
                (3 Persons)

(1) 2,445,961 shares are under contract to purchase by Innovative Cybersystems Corp. which is beneficially owned by Directors, Michelle Long, Kevin Waltzer, John J. Russell (sale closed in February 2000).

(2) 2,445,961 shares are under contract to Innovative Cybersystems Corp. (Sale closed in February 2000).

(3) 1,485,000 shares under a Share Purchase contract to Innovative Cybersystems Corp. (sale closed in February 2000).

(4) John J. Russell resigned in January 2000.

(5) Through Innovative Cybersystems Corp., this person is benefical owner of 6,376,922 shares Plus has options on an additional 1,750,000 shares.

Item 12. Certain Relationships and Related Transactions.

     Pursuant to a Stock Purchase Agreement on October 2, 1999 Innovative Cybersystems Corp., a Florida corporation, (Innovative) agreed to purchase 6,376,922 issued and outstanding shares of Registrant's common stock from Robert Galoob, David Galoob, and Archangel Holding Company, LLC. The 6,376,922 shares represent approximately 42% of the outstanding shares of the common stock of Registrant on a fully-diluted basis. In addition, Innovative has options to purchase an additional 1,750,000 common shares from David Galoob and Robert Galoob. Innovative Cybersystems Corp. is controlled by Kevin Waltzer and John J. Russell.

     As of the closing of the Purchase, the following persons will own more than 5% of Registrant's outstanding common stock (on a fully diluted basis):

     Innovative   Cybersystems   Corp.   6,376,922   shares   -42%   (Innovative
Cybersystems also has options for 1,750,000 shares which when combined would total 54% of the Company's outstanding stock.)

     Prior to the share purchase, the company was controlled by Robert Galoob, David Galoob, and Stephen Petre (through Archangel Holding Company, LLC).

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

3.3              Amendment to Articles of      Exhibit to Form 8-K filed
                 Incorporation                 December 14, 1998

10.1             Share Purchase Agreement      Exhibit to Form 8-K filed
                                               March 2000

10.2             Letter of Intent - Inter-     Exhibit to Form 8-K filed
                 national Mercantile Corp.     March 2000

27.1             Financial Data Schedule       Attached

(b) Reports on Form 8-K.

     Incorporated by reference.

     8-K filed October 22, 1999

     8-K filed October 27, 1999

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of ____________________, State of _________________ on this _____ day of March,
2000.

WatchOut! Inc.

     /s/ Kevin Waltzer
By:  ________________________________
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

     Signature           Title                    Date


----------------------   Director                 --------------------
Kevin Waltzer

                                 WATCHOUT!, INC.

                              Financial Statements

                      For the Year Ended December 31, 1999

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Watchout!, Inc.



We have audited the accompanying balance sheets of Watchout!, Inc., as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Watchout!, Inc., as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $2,959,097. At December 31, 1999 current liabilities exceed current assets by $ 1,963,715. As discussed in Note 3, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
March 15, 2000



                                          WATCHOUT!, INC.
                                           BALANCE SHEETS
                                            DECEMBER 31,




ASSETS                                                                         1999             1998
------                                                                         ----             ----
Current Assets
  Cash                                                                               $ -            $ 580
                                                                           --------------  ---------------
Total Current Assets                                                                   -              580
                                                                           --------------  ---------------

Property, Plant and Equipment                                                          -                -
  Less Accumulated Depreciation                                                        -                -
                                                                           --------------  ---------------
  Total Property and Equipment                                                         -                -
                                                                           --------------  ---------------

Other Assets
  Organization Costs                                                              15,250           15,250
  Less Accumulated Amortization                                                   (6,100)          (3,050)
                                                                           --------------  ---------------
Total Other Assets                                                                 9,150           12,200
                                                                           --------------  ---------------

TOTAL ASSETS                                                                     $ 9,150         $ 12,780
                                                                           ==============  ===============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued Expenses                                                              $571,281         $537,213
  Accounts Payable                                                               475,989          475,989
  Due to Stockholders                                                            466,445          457,945
  Notes Payable                                                                  450,000          450,000
                                                                           --------------  ---------------
Total Current Liabilities                                                      1,963,715        1,921,147
                                                                           --------------  ---------------

Stockholders' Equity (Deficit)
  Preferred Stock, no par value 10,000,000 shares
     authorized, no shares issued or outstanding                                       -                -
  Common Stock, $.001 par value, 50,000,000 shares
     authorized, 15,030,245 shares issued and outstanding                         15,030           15,030
  Additional Paid in Capital                                                     989,502          989,502
  Accumulated Deficit                                                         (2,959,097)      (2,912,899)
                                                                           --------------  ---------------
Total Stockholders' Deficit                                                   (1,954,565)      (1,908,367)
                                                                           --------------  ---------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                        $ 9,150         $ 12,780
                                                                           ==============  ===============


The accompanying notes are an integral part of these financial statements.



                                WATCHOUT!, INC.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,





                                                                  1999                   1998
                                                                  ----                   ----

REVENUES:                                                               $ -                    $ -

OPERATING EXPENSES:
 Royalties                                                                -                 56,250
 Research & Development                                                   -                 48,048
 Selling Expenses                                                         -                      -
 Professional Fees                                                    8,500                122,051
 Management Fees                                                        580                      -
 Consulting Fees                                                          -                 94,792
 General & Administrative                                             3,050                 98,746
 Marketing                                                                -                  1,251
 Commitment/Loan Fees                                                     -                181,695
                                                             ---------------        ---------------
   Total Operating Expenses                                          12,130                602,833
                                                             ---------------        ---------------

OPERATING (LOSS)                                                    (12,130)              (602,833)
                                                             ---------------        ---------------

OTHER REVENUES & EXPENSES:
 Interest Expense                                                   (34,068)               (92,063)
 Loss on Sale of Receivables/Inventory                                    -               (162,000)
                                                             ---------------        ---------------
  Total Other Revenues and Expenses                                 (34,068)              (254,063)
                                                             ---------------        ---------------

NET (LOSS)                                                        $ (46,198)             $(856,896)
                                                             ===============        ===============

Weighted Average Common Shares                                   15,030,245             15,030,245

Loss Per Share                                                      $ (0.00)               $ (0.06)
                                                             ===============        ===============



The accompanying notes are an integral part of these financial statements.




                                                    WATCHOUT!, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                            Additional         Retained            Total
                                                  Common Stock               Paid-In           Earnings        Stockholders'
                                              Shares          Amount         Capital           (Deficit)           Equity
                                             --------       ---------      ------------        ----------      -------------
Balance - December 31, 1997                    15,030,245      $ 15,030       $ 989,502         $(2,056,003)       $(1,051,471)

Net Loss for year ended                                 -             -               -            (856,896)          (856,896)
                                               ----------      --------       ---------         ------------       ------------
Balance - December 31, 1998                    15,030,245        15,030         989,502          (2,912,899)        (1,908,367)
                                               ----------      --------       ---------         ------------       ------------
Net Loss for year ended                                 -             -               -             (46,198)           (46,198)
                                               ----------      --------       ---------         ------------       ------------
Balance - December 31, 1999                    15,030,245      $ 15,030       $ 989,502         $(2,959,097)       $(1,954,565)
                                               ==========      ========       =========         ============       ============



The accompanying notes are an integral part of these financial statements.




                                                     WATHOUT!, INC.
                                                STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED DECEMBER 31,



                                                                         1999                      1998
                                                                     --------------            --------------
Cash Flows From Operating Activities:
          Net Loss                                                        $(46,198)                $(856,896)
          Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization                                     3,050                         -
           Services performed in exchange for common stock                       -                         -
           Changes in asset and liabilities:
            (Decrease) in inventories                                            -                   162,000
            (Decrease) in accounts receivable                                    -                    84,129
            Increase in accounts payable                                     8,500                   156,006
            Increase in accrued liabilities                                 34,068                   301,210
                                                                     --------------            --------------
          Net Cash Used in Operating Activities                               (580)                 (153,551)
                                                                     --------------            --------------

Cash Flows From Investing Activities:
          Equipment purchases                                                    -                         -
          Increase in other assets                                               -                         -
                                                                     --------------            --------------
          Net Cash Used in Investing Activities                                  -                         -
                                                                     --------------            --------------

Cash Flows From Financing Activities:
          Proceeds from notes payable                                            -                   150,521
          Payments on short-term debt                                            -                   (55,537)
          Proceeds from issuance of common stock                                 -                         -
                                                                     --------------            --------------
          Net Cash Provided by Financing Activities                              -                    94,984
                                                                     --------------            --------------

Net (Decrease) in Cash                                                        (580)                  (58,567)

Cash and Cash Equivalents - Beginning of Period                                580                    59,147
                                                                     --------------            --------------

Cash and Cash Equivalents - End of Period                                      $ -                     $ 580
                                                                     ==============            ==============



          Supplemental disclosure of cash flow information:

          Interest paid                                                        $ -                  $ 11,063
                                                                     ==============            ==============
          Taxes paid                                                           $ -                       $ -
                                                                     ==============            ==============



The accompanying notes are an integral part of these financial statements.

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 - Organization and Summary of Significant Accounting Policies:

Organization

The Company was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining, capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in organizational activities. In 1997, the Company acquired two entities: Watchout, a California Corporation, and Goldpoint International, a limited liability company. In November of 1998, the corporation changed it's name to Watchout!, Inc.

The Company's fiscal year end is December 31.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts.

Research & Development

Research and development costs are expenses when incurred.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported activities during the reporting period. Actual results may differ from those estimates.

Income Taxes

No provisions have been made for income taxes. As of December 31, 1999, the company had net operating loss (NOL) carryforwards for federal income tax purposes of approximately $2,959,047. These net operating losses may be used to offset future taxable income. Unused carryforwards will expire in 2014.

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE  1  -  Organization  and  Summary  of  Significant   Accounting   Policies;
(Continued)

Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

At December 31, 1999, the Company had net operating loss carryforwards of approximately $2,959,097 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:

                          2009                                   $ 102,487
                          2010                                      89,956
                          2011                                     895,058
                          2012                                     968,502
                          2013                                     856,896
                          2014                                      46,198
                                                                ----------
                                                                $2,959,097
                                                                ==========

There was no provision or benefit for income taxes in fiscal 1999.

NOTE 2 - Notes Payable:

Following is a summary of notes payable at December 31, 1999

Note Payable to individual, 12%, unsecured, due on demand              $200,000

Note Payable to individual, 12%, unsecured, due on demand               166,000

Note Payable to individual, 12%, unsecured, due on demand                84,000
                                                                       --------
                                                                       $450,000
                                                                       ========

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 - Going Concern:

The Company has incurred net losses of $2,959,097. As of December 31, 1999, current liabilities exceeded current assets by $1,963,715. In view of these matters, the future success of the Company is likely to be dependent on its ability to obtain additional capital and its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 4 - Related Party Transactions:

The Company has entered into loan agreements with its executive officers for reimbursements of expenses of operations by the Company. The amounts outstanding on the shareholders' loans total $466,445 at December 31, 1999. These loan agreements are unsecured and non-interest-bearing.

NOTE 5 - SUBSEQUENT EVENTS:

a) Gill & Associates, a collection agency for Office Depot has threatened a collection suit for approximately $17,000.

b) Boit, Inc. filed suit to resolve the technology license for the Company's watch products. The Company settled the suit and relinquished the license in the summer of 1999.

c)       Len Dorfman has filed suit for fees owed totaling $96,000.

d) In October 1999, the major shareholders of the Company agreed to sell control totaling over 8 million shares, including options, to Innovative Cybersystems Corp. which intends to engage in new business. The Agreement requires settlement of certain debts and renegotiations of all other debt as a condition of the Agreement. It also requires cancellation of all warrants.

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