Form 10QSB
period 2000-03-31
WATCHOUT INC
filed 2000-05-19
CIK 736314

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934


[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
     ACT
             For the transition period from__________ to ___________

                                 WATCHOUT! INC.
                (Name of Registrant as specified in its charter)


                          WHITE CLOUD EXPLORATION INC.
                  ---------------------------------------------
                           (Former Name of Registrant)

               Utah                       0-114244             84-0959153
              ------                      --------             ----------
  (State or other jurisdiction of   (Commission File No.)    (IRS Employer
   incorporation or organization)                          Identification No.)



             20283 State Road 7 Suite 400, Boca Raton, Florida 33428
             -------------------------------------------------------
          (Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  (X)                   No   (  )


                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: March 31, 2000
                                            --------------


           CLASS                               Outstanding at March 31, 2000
----------------------------                   -----------------------------
Common stock $.001 Par Value                             15,030,245

                                 WATCHOUT! INC.

PART I:   FINANCIAL INFORMATION                                                         PAGE
                                                                                        ----
              Consolidated Balance Sheets as of                                            3
                March 31, 2000 and 1999 (Unaudited) and
                December 31, 1999

              Consolidated Statements of Profit and Loss for the Three Month
                Periods Ended March 31, 2000 and 1999 (unaudited) and for the
                Twelve Months Ended December 31, 1999                                      4

              Consolidated Statement of Cash Flows
                for the Period Ending March 31, 2000
                And March 31, 1999 (Unaudited)                                             5

              Notes to Consolidated Financial Statements
                (Unaudited) as of March 31, 2000                                           6-8

              Management Discussion and Analysis of Financial
                Condition and Results of Operations                                        9

                                WatchOUT!, Inc.
                                 Balance Sheet
                              As of March 31, 2000


                                                 (unaudited)                 (unaudited)                  (audited)
                                                 Mar 31, '00                  Mar 31, 99                  Dec. 31, 99
                                               ----------------             ---------------             ---------------
ASSETS
      Current Assets
          Checking/Savings
              Cash                             $     16,236.03              $            -              $            -
                                               ----------------             ---------------             ---------------
          Total Checking/Savings                     16,236.03                           -                           -
                                               ----------------             ---------------             ---------------
      Total Current Assets                           16,236.03                           -                           -
      Other Assets
          Investments                               638,650.00                           -                           -
          Organization Cost  Amortization            (6,862.50)                  (3,812.00)                  (6,100.00)
          Organization Costs                         15,250.00                   15,250.00                   15,250.00
                                               ----------------             ---------------             ---------------
      Total Other Assets                            647,037.50                   11,438.00                    9,150.00
                                               ----------------             ---------------             ---------------
TOTAL ASSETS                                   $    663,273.53              $    11,438.00              $     9,150.00
                                               ================             ===============             ===============
LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
              Accounts Payable
                  Accounts Payable                  622,601.08                  475,989.00                  475,989.00
                                               ----------------             ---------------             ---------------
              Total Accounts Payable                622,601.08                  475,989.00                  475,989.00
              Credit Cards
                  Credit Cards Payable                9,479.31                           -                           -
                                               ----------------             ---------------             ---------------
              Total Credit Cards                      9,479.31                           -                           -
              Other Current Liabilities
                  Accrued Expenses                  571,281.00                  537,213.00                  571,281.00
                  Due to Stockholders             1,205,105.00                  457,945.00                  466,445.00
                  Notes Payable                     450,000.00                  450,000.00                  450,000.00
                  Payroll Liabilities                   512.50                           -                           -
                                               ----------------             ---------------             ---------------
              Total Other Current Liabilities     2,226,898.50                1,445,158.00                1,487,726.00
                                               ----------------             ---------------             ---------------
          Total Current Liabilities               2,858,978.89                1,921,147.00                1,963,715.00
      Shareholder's Equity (Deficit)
          Additional Paid in Capital                989,502.00                  989,502.00                  989,502.00
          Preferred Stock, no par value
          10,000,000 shares authorized no shared
          issued or outstanding.
          Common Stock, $0.001 par value             15,030.00                   15,030.00                   15,030.00
          50,000,000 shares authorized
          15,030,245 issued and outstanding

      Accumulated Deficit                        (3,200,237.36)              (2,914,241.00)              (2,959,097.00)
                                               ----------------             ---------------             ---------------
      Total Stockholders' Deficit                (2,195,705.36)              (1,909,709.00)              (1,954,565.00)
                                               ----------------             ---------------             ---------------
TOTAL LIABILITIES & EQUITY                     $    663,273.53              $    11,438.00              $     9,150.00
                                               ================             ===============             ===============

    The accompanying notes are an integral part of these financial statements

                                WatchOUT!, Inc.
                                 Profit & Loss
                           January through March 2000



                                                    (unaudited)                    (unaudited)                   (audited)
                                                   Jan - Mar '00                   Mar. 31, 99                  Dec. 31, 99
                                                 -------------------            ------------------            ----------------
      Revenues                                   $                -             $               -             $             -

      Operating expense
              Amortization expense                           762.50                             -                       3,050
              Dues and Subscriptions                         108.98                             -                           -
              Gifts                                           99.90                             -                           -
              Marketing and Promotion                      8,500.00                             -                           -
              Miscellaneous                                   17.18                             -                           -
              Office Expense                               1,398.31                        580.00                           -
              Payroll Expenses                             8,777.87                             -                           -
              Postage and Delivery                           830.18                             -                           -
              Printing and Reproduction                      715.00                             -                           -
              Professional Fees                           54,197.02                             -                       9,080
              Rent                                         2,649.30                             -                           -
              Telephone & Communications                     958.45                             -                           -
              Lodging                                      2,674.77                             -                           -
              Meals                                        2,462.03                             -                           -
              Travel                                      19,175.08                             -                           -
                                                 -------------------            ------------------            ----------------
          Total  Operating Expense                       103,326.57                        580.00                      12,130
                                                 -------------------            ------------------            ----------------

      Net Operating (Loss)                              (103,326.57)                      (580.00)                 (12,130.00)
      Other Income (Expense)
          Other Expense
              Interest                                      (404.39)                   (13,500.00)                    (34,066)
                                                 -------------------            ------------------            ----------------
          Total Other Expense                               (404.39)                   (13,500.00)                    (34,066)
                                                 -------------------            ------------------            ----------------
      Net Other Income                                      (404.39)                   (13,500.00)                    (34,066)
                                                 -------------------            ------------------            ----------------
Net Income                                       $      (103,730.96)            $      (14,080.00)                    (46,196)
                                                 ===================            ==================            ================

Weighted Average Common Shares                           15,030,245                    15,030,245                  15,030,245

Loss Per Share                                   $            (0.01)            $           (0.00)            $         (0.00)
                                                 ===================            ==================            ================

    The accompanying notes are an integral part of this financial statement.


                                 WatchOUT!, INC.
                             Statement of Cash Flows
                      For the Period Ending March 31, 2000




                                                                    (unaudited)   (unaudited)
                                                                    Mar. 31, 00   Mar. 31, 99
                                                                    -----------  ------------
NET LOSS FOR THE PERIOD                                               $(103,731)     $   580)
ADJUSTMENTS
         Depreciation and amortization                                      762

CASH FLOWS FROM OPERATING ACTIVITIES
         Increase in accounts payable                                     9,203
         Increase in accrued liabilities                                  9,992       13,500
                                                                      ---------    ---------

               Net cash provided (used) by operating activities         (83,774)     (14,080)
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for the purchase of investments                       (638,650)          --
                                                                      ---------    ---------

               Net cash used in investing activities                   (638,650)          --
                                                                      ---------    ---------


CASH FLOW FROM FINANCING
         Proceeds from debt instruments                                 738,660           --
                                                                      ---------    ---------

               Net cash from financing activities                       738,660           --
                                                                      ---------    ---------

               Net increase (decrease) in cash and cash equivalents      16,236         (580)

               Cash at the beginning of the period                           --    $     580
                                                                      ---------    ---------

               Cash at the end of the period                          $  16,236           --
                                                                      =========    =========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for:
         Interest                                                     $     404    $      --

     The accompanying notes are an integral part of this finanical statement

                                 WATCHOUT! INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1-Organization and summary of Significant Accounting Policies:

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

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, cash and cash equivalents include in banks and money market accounts.

Research & Development

Research and development costs are expenses when incurred.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities at the date of the financial statements and the reported activities during the reporting period. Actual results may differ from those estimates.

Income Taxes

No provisions have been made for income taxes. As of December 31, 1999, the company had net operating loss (NOL) carryfowards for federal income tax purposes of approximately $2,959,047. These operating losses may be used to offset future taxable income. Unused carryfowards will expire in 2014.

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1- Organization and Summary of Significant Accounting Policies: (Continued)

Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financials Accounting Standard Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.

At December 31, 1999, the company had net operating loss carryfowards of approximately $2,959,097 for federal income tax purposes. The carryfowards, if not utilized to offset taxable income will expire at the end of the indicated years:

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

NOTE 2-Investments:

The company made an investment in WirelessOn.com, a Canadian wireless communication company. WatchOUT!, Inc. made two payments for this investment. The first payment was on February 11, 2000 for $103,650 and the second payment was on March 9, 2000 for $235,000. This represents a five percent (5%) ownership in WirelessOn.com.

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


The company made an investment in Micromatix.net. Two payments of $150,000 were made in exchange for 600,000 shares in Micromatix.net. Micromatix.net is a publicly traded company, traded on the OTCBB under the symbol "IMTL".

On February 25, 2000 the company made an investment in MJAC Communications
(MJAC). In consideration for 2,500,000 shares of restricted stock, Watchout! received a 51% ownership stake in MJAC. MJAC holds the marketing and licensing rights to become a level one Internet Service Provider in the greater Washington DC area.

NOTE 3- Notes Payable:

Following is a summary of notes payable at December 31, 1999

Notes Payable to individual, 12%, unsecured, due on demand       $200,000

Note Payable to individual, 12%, unsecured due on demand          166,000

Note Payable to individual, 12%, unsecured, due on demand          84,000
                                                                 --------
                                                                 $450,000
                                                                 ========


NOTE 4 - Going Concern:

The company has incurred net losses of $3,062,828. As of March 31,2000, current liabilities exceeded current assets by $2,842,743. In view of these matters, the future success of the Company is likely to depend on its ability to obtain additional capital and its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 5 - Related Party Transactions: Due to Stockholders

The Company has entered into loan agreements with its executive officers for reimbursements of expenses of operations by the Company. The amounts outstanding on the loans total $466,445 at March 31, 2000. These loan agreements are unsecured and non-interest-bearing.

The Company has entered into loan agreements with shareholders in which to finance operations and the acquisitions of investments in Micromatix.net and WirelessOn.com. The amounts included in these outstanding loans total $738,660.

ITEM II


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations.

         The Company has not been profitable and has no revenues. Since the change in its management and the implementation of the Company's new business plan, the Company had devoted a substantial amount of its efforts and assets towards the investigation and consummation of joint ventures and acquisitions. The Company anticipates that it will continue to be dependent upon obtaining loans from its shareholders. Net losses increased from $14,080.00 to 103,730.00 for the quarters ending March 31, 1999 and March 31, 2000, respectively, reflecting the fact that the Company was dormant during the March 31, 1999 period. The most significant expenses incurred during the quarter ending March 31, 2000 were professional fees of approximately $54,197.00, travel, lodging and meals expenses, which totaled approximately 24,284.00, Payroll expenses of approximately $8,777.00, marketing and promotional expenses of approximately $8,500. There were no corresponding expenses for the same quarter of the previous year as the Company was dormant and conducted no operations.

         The Company can book revenues by acquiring a majority or wholly owned interest in a company that has revenues or by selling its interest in a minority owned entity at a profit. The Company is now principally focused upon the location of additional strategic alliances and acquisition targets. While the Company presently has no wholly or majority owned subsidiaries that have earnings, management believes that the Company will book revenues during the next six months. However, no assurances can be given in this regard.

Liquidity and Capital Resources

         March 31, 1999 as compared to March 31, 2000.

         Total cash and cash equivalents as of March 31, 1999 were $16,236 as compared to $0.00 as of March 31, 2000, which were the results of loans received by the Company from one or more of its shareholders. Investments increased from $0.00 as of March 31, 1999 to $638,850 in March 31, 2000 reflecting the execution of the Company's new business plan. Accounts payable increased from $475,989 to $622,601 as a result of the Company discovering increased payables from previous periods. Credit cards payable increased from $0.00 to $9,479 reflecting the use of credit card debt as a method of partially financing the Company's operations during the quarter ending March 31, 2000. Amounts due stockholders increased from $457, 945 to $1,205,105 reflecting loans made by shareholders during the current quarter that were used to fund the Company's acquisitions and ongoing operations.

         December 31, 1999 as compared to March 31, 2000.

         Total cash and cash equivalents as of March 31, 1999 were $16,236 as compared to $0.00 as of December 31, 1999, which were the results of loans received by the Company from one or more of its shareholders. Investments increased from $0.00 as of December 31, 1999 to $638,850 in March 31, 2000 reflecting the execution of the Company's new business plan. Accounts payable increased from $475,989 to $622,601 as a result of the Company discovering increased payables from previous periods. Credit cards payable increased from $0.00 to $9,479 reflecting the use of credit card debt as a method of partially financing the Company's operations during the quarter ending March 31, 2000. Amounts due stockholders increased from $466,445 to $1,205,105 reflecting loans made by shareholders during the current quarter that were used to fund the Company's acquisitions and ongoing operations.

         Until the Company earns revenues and can operate profitably, it will continue to be dependent upon loans from its shareholders to remain viable. No assurances are given that the Company will incur revenues, will be profitable thereafter or that its shareholders will continue to fund its operations. Our current liabilities continue to exceed our current assets. This renders us insolvent. Demand for payment by our creditors could force us to seek bankruptcy law protection.

PART II.  OTHER INFORMATION AND SIGNATURES



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Watchout! Inc.


BY: /s/ Kevin Walter
--------------------------------
Kevin Walter,  president


Dated: This 19th day of March 2000.