Form 10QSB
period 2000-06-30
WATCHOUT INC
filed 2000-08-21
CIK 736314

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________


                                 WATCHOUT! INC.
                  ---------------------------------------------
                (Name of Registrant as specified in its charter)


                          WHITE CLOUD EXPLORATION INC.
                  ---------------------------------------------
                           (Former Name of Registrant)

              Utah                         0-114244            84-0959153
  -------------------------------      ----------------     ------------------
  (State or other jurisdiction of      (Commission File       (IRS Employer
 incorporation or organization)           No.)              Identification No.)



            20283 State Road 7 Suite 400, Boca Raton, Florida 33428
           ---------------------------------------------------------
          (Address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)                   No   (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: June 30, 2000
                                            -------------


                CLASS                              Outstanding at June 30, 2000
-----------------------------------------          ----------------------------
     Common stock $.001 Par Value                            18,560,245



                                           WATCHOUT! INC.

PART I:   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

          Consolidated Balance Sheets as of                                3
          June 30, 2000 and March 31, 1999 (Unaudited) and
          December 31, 1999


          Consolidated Statements of Profit and Loss
          for the three and six months period ended June 30, 2000
          (Unaudited) and for the year ended December 31, 1999             4


          Consolidated Statement of Cash Flows
          for the quarters ended March 31 and June 30,
          2000 (unaudited)                                                 5


          Consolidated Statement of Changes in Stockholders'
          Equity for the quarters ended March 31 and June 30,
          2000 (Unaudited)                                                 6


          Notes to Consolidated Financial Statements

          (Unaudited) as of June 30, 2000                                  7-10

          Management Discussion and Analysis of Financial

          Condition and Results of Operations                             11-12

                                 WatchOUT!, Inc.
                                  Balance Sheet
                               As of June 30, 2000

                                         (unaudited)             (unaudited)              (audited)
                                        June 30, '00             Mar 31, '00              Dec. 30, '99
                                        --------------           -------------           -------------
ASSETS

     Current Assets
        Cash                             $ 127,240.83             $ 16,236.03                     $ -
        Prepaid Expenses                    11,016.49                    0.00                       -
                                        --------------           -------------           -------------
     Total Current Assets                  138,257.32               16,236.03                       -
                                        --------------           -------------           -------------
     Other Assets

        Investments                      1,131,530.00              638,650.00                       -
        Organization Costs                  15,250.00               15,250.00               15,250.00
        Accumulated Amort. - Org. Costs     (7,625.00)              (6,862.50)              (6,100.00)
                                        --------------           -------------           -------------
     Total Other Assets                  1,139,155.00              647,037.50                9,150.00
                                        --------------           -------------           -------------
TOTAL ASSETS                            $1,277,412.32            $ 663,273.53              $ 9,150.00
                                        ==============           =============           =============
LIABILITIES & EQUITY
     Liabilities
        Current Liabilities

            Accounts Payable               601,278.72              622,601.08              475,989.00
            Credit Cards Payable             9,479.31                9,479.31                       -
            Payroll Liabilities             13,304.50                  512.50                       -
            Accrued Expenses               571,281.00              571,281.00              571,281.00
            Due to Stockholders          2,035,105.00            1,205,105.00              466,445.00
            Notes Payable                  450,000.00              450,000.00              450,000.00
                                        --------------           -------------           -------------
     Total Current Liabilities           3,680,448.53            2,858,978.89            1,963,715.00
                                        --------------           -------------           -------------
     Shareholders' Equity (Deficit)

        Additional Paid in Capital       4,104,399.00              989,502.00              989,502.00
        Preferred Stock, no par value

        10,000,000 shares authorized no
        shares issued or outstanding.

        Common Stock, $0.001 par value      16,383.00               15,030.00               15,030.00
        50,000,000 shares authorized
        17,760,245 issued and outstanding

     Accumulated Deficit                (6,523,818.21)           (3,200,237.36)          (2,959,097.00)
                                        --------------           -------------           -------------
     Total Stockholders' Deficit        (2,403,036.21)           (2,195,705.36)          (1,954,565.00)
                                        --------------           -------------           -------------
TOTAL LIABILITIES & EQUITY              $ 1,277,412.32           $ 663,273.53              $ 9,150.00
                                        ==============           =============           =============



    The accompanying notes are an integral part of these financial statements


                                 WatchOUT!, Inc.
                                Income Statement
                       For the Period Ending June 30, 2000

                                             (unaudited)               (unaudited)                (audited)
                                           Six Months Ended                 Quarter Ending       For the year
                                            June 30, 2000             June 30, 2000              Ended 12/31/99
                                           -----------------          ---------------            -------------
     Revenues                                           $ -                      $ -                      $ -

     Operating expense
            Amortization expense                   1,525.00                   762.50                    3,050
            Auto Expense                           1,350.00                 1,350.00
            Bank Service Charges                     109.00                   109.00
            Dues and Subscriptions                   815.98                   707.00                        -
            Gifts                                     99.90                        -                        -
            Insurance                                750.00                   750.00
            Marketing and Promotion               10,530.00                 2,030.00                        -
            Miscellaneous                          1,117.18                 1,100.00                        -
            Office Expense                         5,214.41                 3,816.10                        -
            Payroll Expenses                   1,123,976.13             1,115,198.26                        -
            Postage and Delivery                   1,194.09                   363.91                        -
            Printing and Reproduction                840.00                   125.00                        -
            Professional Fees                     78,404.24                56,801.76                    9,080
            Consulting fees                    2,133,945.47             2,101,350.93                        -
            Rent                                   2,649.30                        -                        -
            Telephone & Communications             5,231.00                 4,272.55                        -
            Lodging                                5,807.69                 3,132.92                        -
            Meals                                  4,055.41                 1,593.38                        -
            Travel                                49,292.62                30,117.54                        -
                                           -----------------          ---------------            -------------
         Total  Operating Expense              3,426,907.42             3,323,580.85                   12,130
                                           -----------------          ---------------            -------------
     Net Operating (Loss)                     (3,426,907.42)           (3,323,580.85)              (12,130.00)
     Other Income (Expense)
         Other Expense

            Interest                                (404.39)                       -                  (34,066)
                                           -----------------          ---------------            -------------
         Total Other Expense                        (404.39)                       -                  (34,066)
                                           -----------------          ---------------            -------------
     Net Other Income                               (404.39)                       -                  (34,066)
                                           -----------------          ---------------            -------------
Net Income                                  $ (3,427,311.81)          $ (3,323,580.85)                (46,196)
                                           =================          ===============            =============

Weighted Average Common Shares                   17,760,245               17,760,245               15,030,245

Loss Per Share                                      $ (0.19)                 $ (0.19)                $ (0.003)
                                           =================          ===============            =============



    The accompanying notes are an integral part of this financial statement.

                                 WatchOUT!, INC.
                             Statement of Cash Flows
                       For the Period Ended June 30, 2000

                                                                      (unaudited)   (unaudited)
                                                                  Six Months Ended  Quarter Ended
                                                                     June 30 2000     June 30 2000
                                                                  ---------------  ----------------

NET LOSS FOR THE PERIOD                                               $(3,427,312)   $(3,323,581)
ADJUSTMENTS

         Depreciation and amortization                                      1,524            762

CASH FLOWS FROM OPERATING ACTIVITIES

         (Increase) in prepaid expenses                                   (11,016)       (11,016)
         Increase/(decrease)  in accounts payable                         (12,119)       (21,322)
         Increase in accrued liabilities                                   27,784         17,792
                                                                      -----------    -----------

               Net cash used in operating activities                   (3,421,139)    (3,337,365)
                                                                      -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES

         Payment for the purchase of investments                       (1,131,530)      (492,880)
                                                                      -----------    -----------

               Net cash used in investing activities                   (1,131,530)      (492,880)
                                                                      -----------    -----------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

         Proceeds from issuing common stock                             3,116,250      3,116,250
         Proceeds from debt instruments                                 1,563,660        825,000
                                                                      -----------    -----------

               Net cash provided by financing activities                4,679,910      3,941,250
                                                                      -----------    -----------

               Net increase (decrease) in cash and cash equivalents       127,241        111,005

               Cash at the beginning of the period                           --      $    16,236
                                                                      -----------    -----------

               Cash at the end of the period                          $   127,241        127,241
                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Period for:
         Interest                                                     $       404    $      --



     The accompanying notes are an integral part of this financial statement

                                 WATCHOUT! INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

At December 31, 1999, the company had net operating loss carryfowards of approximately $2,959,097 for federal income tax purposes. The carryfowards, if not utilized to offset taxable income will expire at the end of the indicated years:

          2009                                  $   102,487
          2010                                       89,956
          2011                                      895,058
          2012                                      968,502
          2013                                      856,896
          2014                                       46,198
         ------                                   ---------
                                                $ 2,959,097
                                                ===========

There was no provision or benefit for income taxes in fiscal 1999.

NOTE 2-Investments:

The company made an investment in WirelessOn.com, a Canadian wireless communication company. WatchOUT!, Inc. has made three payments for this investment. The first payment was on February 11, 2000 for $103,650 and the second payment was on March 9, 2000 for $235,000 and the third on April 15, 2000 for $342,880. This represents a five percent (5%) ownership in WirelessOn.com.

The company made an investment in Micromatix.net. Three payments of $150,000 were made in exchange for 600,000 shares in Micromatix.net. Micromatix.net is a publicly

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

traded company, traded on the OTCBB under the symbol "IMTL". On August 8, 2000 the board of directors of Micromatix.net approved a 7-1 reverse split and is now traded under the OTCBB symbol " IMTE".

On February 25, 2000 the company made an investment in MJAC Communications
(MJAC). In consideration for 2,500,000 shares of restricted stock, Watchout! received a 51% ownership stake in MJAC. MJAC holds the marketing and licensing rights to become a level one Internet Service Provider in the greater Washington DC area. However, on June 8 the 51% ownership in MJAC was relinquished and MJAC returned the 2,500,000 shares of restricted stock of WatchOUT! originally issued.

NOTE 3- Notes Payable:

Following is a summary of notes payable at December 31, 1999

Notes Payable to individual, 12%, unsecured, due on demand    $200,000

Note Payable to individual, 12%, unsecured due on demand       166,000

Note Payable to individual, 12%, unsecured, due on demand       84,000
                                                              --------
                                                              $450,000
                                                              ========

NOTE 4 - Going Concern:

The company has incurred net losses of $3,062,828. As of June 30, 2000, current liabilities exceeded current assets by $2,717,191. In view of these matters, the future success of the Company is likely to depend on its ability to obtain additional capital and its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 5 - Related Party Transactions: Due to Stockholders

The Company has entered into loan agreements with its executive officers for reimbursements of expenses of operations by the Company. The amounts outstanding on the loans total $466,445 at June 30, 2000. These loan agreements are unsecured and non-interest-bearing.

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

The Company has entered into loan agreements with shareholders in which to finance operations and the acquisitions of investments in Micromatix.net and WirelessOn.com. The amounts included in these outstanding loans total $2,035,105.

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

Results of Operations.

         We have not been profitable and have not generated any revenues to date. Since the change in our management and the implementation of our new business plan, we have devoted a substantial amount of our efforts and assets towards the investigation and consummation of joint ventures and acquisitions. The Company continues to investigate investment opportunities in the area of wireless communications and believes that the investments that it has made to date will prove to be beneficial for its stockholders. Its planned acquisition of MJAC Communications in February 2000 represented the company's first attempt to acquire an operating subsidairy MJAC is a level one Internet Service Provider in the Washington, D.C. metropolitan area. However, following execution of the agreement, management determined that certain aspects of the MJAC operations were not compatible with the company's growth strategy and as a result, the agreement was rescinded.

         We will continue to be dependent upon obtaining loans from our shareholders to meet our growing expenses. Total operating expenses increased from $12,130 as of December 31, 1999 to $3,426,907 as of June 30, 2000. Of this increase $3,187,695 was payable to the Company's president and consultants in the form of the Company's common stock rather than cash. The significant increase in costs paid in cash is attributable primarily to payroll expenses fees which increased from $0.00 as of December 31, 1999 to $111,476.13 as of June 30, 2000. Professional fees paid in cash increased from $9,080 as of December 31, 1999 to $37,154 as of June 30, 2000. In an effort to acquire and identify joint venture partners, the Company's Lodging Meals and Travel expenses increased from $0.00 as of December 31, 1999 to approximately $59,000 as of June 30, 2000.

         We can book revenues by acquiring a majority or wholly owned interest in a company that has revenues or by selling an interest in a minority owned entity at a profit. We intend to focus on developing strategic alliances and acquisition targets. While we presently have no wholly or majority owned subsidiaries that have earnings, management believes that we will book revenues during the next six months. However, no assurances can be given in this regard.


Liquidity and Capital Resources

         June 30, 2000 as compared to March 31, 2000 and December 31, 1999

         Our total assets increased from $9,150 as of December 31, 1999 to $663,273 as of March 31, 2000 to $1,277,412 as of June 30, 2000 The significant increase in assets is due primarily to the increase in cash from $-0- to $16,236 to $127,240. During this same period, total liabilities increased from $1,963,715 to $2,858,978 to $3,650,448. This large increase is primarily attributable to an increase in shareholders loans from $466,455 to $1,205,105 to $2,035,105.

         Current liabilities continue to increase, increasing from $1,963,715 to $2,55578 to $3,680,448 for the period December 31, 2000, March 31, 2000 and June 30, 2000. As of June 30, 2000 we have incurred over $2,000,000 in obligations due our stockholders. If our stockholders pursued collections efforts, our financial viability would be in jeopardy.

         Until the Company earns revenues and can operate profitably, it will continue to be dependent upon loans from its shareholders to remain viable. No assurances are given that the Company will generate revenues, will be profitable thereafter of that its shareholders will continue to fund its operations.

         Our current liabilities continue to exceed our current assets. This renders us insolvent. Demand for payment from our creditors could force us to seek bankruptcy law protection.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings: W e are subject to a lawsuit filed by John Baker, Wayne E. Williams and Jagi Capital Group, Inc. against the company and others in the District Court of Tarrant County, Texas. (Case No. 48-183154-00). The suit seeks approximately $350,000 in damages in connection with the alleged failure to repay certain loans and pay a finder's fee. The allegations relate to events that transpired before current management took control of the Company. The Company is investigating the allegations and underlying facts and is currently discussing the settlement of the matter with the plaintiffs who filed the lawsuit. No assurance is given that the Company will be able to amicably settle the matter. If the matter proceeds to trial, an adverse ruling could have a materially detrimental effect on the company.

Item 2.    Change in Securities:

         During this quarter ended June 30, 2000, a total of 1,530,000 shares of common stock were issued by the Company to varius consultants pursuant to an S-8 Registration Statement.

Additionally, the Company issued an additional 1,200,000 shares of its common stock to Mr. Mel Broussard, the Company's president.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watchout! Inc.


By: /s/ Melvin Broussard
    ------------------------------
    President

Dated: This 21st day of August  2000.