Form 10QSB
period 2000-09-30
WATCHOUT INC
filed 2000-11-20
CIK 736314

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

             7272 Wisconsin Avenue #300, Bethesda, Maryland, 20814
             -------------------------------------------------------
          (Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  (X)                   No   (  )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: September 30, 2000
                                            ------------------


           CLASS                               Outstanding at September 30, 2000
----------------------------                   -----------------------------
Common stock $.001 Par Value                             49,555,626

                                 WATCHOUT! INC.



PART I:   FINANCIAL INFORMATION                                                         PAGE
                                                                                        ----
              Consolidated Balance Sheets as of                                            3
                June 30, 2000 and Septmebr 30,2000 (Unaudited) and
                December 31, 1999

              Consolidated Statements of Profit and Loss for the Nine Month
                Period Ended September 30, 2000 unaudited)
                  and for the Twelve Months Ended December 31, 1999                        4

              Consolidated Statement of Cash Flows
                for the Period Ending September 30, 2000
                And September 30, 1999 (Unaudited)                                         5

              Notes to Consolidated Financial Statements

                (Unaudited) as of September 30, 2000                                     6-8

              Management Discussion and Analysis of Financial
                Condition and Results of Operations                                        9

                                 Watchout! Inc.
                     Balance Sheet As of September 30, 2000


                                                September 30, 2000       June 30, 2000        December 31, 1999
Assets
     Current Assets
          Cash                                          27,622                143,912                     --
          Accounts Receivable                           37,094                279,890                     --
          Due from Officer                              11,530
          Prepaid expense                               23,325                  2,500
                                                    ----------             ----------             ----------
     Total Current Assets                               99,571                426,302                     --
                                                    ==========             ==========             ==========

     Due from Affliate                                 218,728
                                                    ==========             ==========             ==========

     Fixed Assets                                      157,624                  4,941
          Less Accumulated Depraciation
                                                       (22,877)
                                                    ----------             ----------             ----------
          Total Fixed Assets

                                                       134,747                  4,941                   0255
                                                    ==========             ==========             ==========
     Other Assets
          Investments                                  748,505              3,079,380                 (6,100)
          Development Costs                             56,542
          Organization Cost Amortization                (7,625)                15,250
          Organization Costs                            15,250                   0255
          Investment in Parent                          14,130                   0255                   0255
                                                    ----------             ----------             ----------
     Total Other Assets                                819,177              3,518,248                  9,150
                                                    ==========             ==========             ==========

Total Assets                                         1,272,223              3,513,307                  9,150
                                                    ==========             ==========             ==========

LIABILITIES & EQUITY
     Liabilites
         Current Liabilities
          Accounts Payable                             841,231                735,420              1,047,270
          Due to Shareholders                           35,000                 35,000                466,445
          Notes Payable                                250,000                275,000                450,000
                                                    ----------             ----------             ----------
     Total Current Liabilites                        1,126,231              1,045,420              1,963,715
                                                    ==========             ==========             ==========
     Due to Parent                                     939,741
                                                    ==========             ==========             ==========
     Shareholders Equity (Deficit)
          Additional Paid In Capital                                        8,447,772                989,502
          Preferred Stock, no par value
          10,000,000 shares authorized no shares
          issued or outstanding
          Common Stock $.001 par value
          50,000,000 shares authorized
          49,555,626 issued and outstanding             49,556                 22,435                 15,030

     Accumulated Deficit                              (843,305)            (5,997,379)            (2,959,097)
                                                    ----------             ----------             ----------
     Total Stockholders' Deficit                      (793,749)             2,472,828             (1,954,565)
                                                    ----------             ----------             ----------
TOTAL LIABILITES & EQUITY
                                                     1,272,223              3,518,248                  9,150
                                                    ==========             ==========             ==========

                                                   Watchout! Inc
                                                  Profit and Loss
                                             As of September 30, 2000


                                                         Sept 30, 00               June 30 00              Dec 31, 99
                                                         ------------             ------------             ----------
     Revenue                                             $     84,148

     Operating Expense
      Foreign Exchange Gain                                    (4,544)
     Depreciation and Amortization                             22,877                    1,525                  3,050
     Bank Charges                                                 721                      431
     Consulting Fees                                          169,889                2,720,157
     Dues and Subscriptions                                    11,156                      942
     Marketing and promotions                                      --                   13,200
     Office Expense                                            45,872                    1,704
     Payroll expense                                          151,947                1,028,891
     Employee benefits                                          4,605                      950
     Professional fees                                         58,173                  162,422                  9,080
     Rent                                                      55,661
     Telephone & Communications                                20,353                    6,125
     Travel                                                    41,523                   61,296
                                                         ------------             ------------             ----------

     Total Operating Expense                                  578,233                3,997,643                 12,130
                                                         ------------             ------------             ----------

     Net Operating Income (loss)                             (494,085)                                        (12,130)
     Other Income (expense)
     Forgiveness of debt                                           --                  959,460
     Interest                                                      --                   34,066
                                                         ------------             ------------             ----------
     Loss on Recapitalization                                (349,220)
     Total Other Income (expense)                            (349,220)                 959,460                 34,066
                                                         ------------             ------------             ----------

Net Income (Loss)                                            (843,305)              (3,038,183)               (46,196)
                                                         ============             ============             ==========

Weighted Average Common Share                              49,555,626               22,435,245             15,030,245
                                                         ============             ============             ==========

Income (loss) Per Share                                  $      (0.02)            $      (0.14)            $    (0.00)
                                                         ============             ============             ==========

                                  Watchout Inc
                             Statement of Cash Flow
                            As Of September 30, 2000



                                                                                            Sept 30,00            Dec 31,99
                                                                                            ----------             -------
Net Income (loss) for the Period                                                              (843,305)            (46,198)
Depreciation and Amortization                                                                   22,877
                                                                                                                     3,050
                                                                                            ----------             -------

CASH USED IN OPERATING ACTIVITES                                                              (820,428)
            Increase in accounts payable and accrued liabilities                               841,231             (42,568)
            Increase in prepaid expense                                                        (23,325)
            Increase in account receivable                                                     (48,624)
                                                                                            ----------             -------

                        Net cash provided (used) by operating activities                       (51,146)               (580)
                                                                                            ----------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
            Acquisition of investments                                                        (748,505)
            Purchase of Office equipment                                                      (157,625)
            Development Cost                                                                   (56,545)
            Investment in Parent Company                                                       (14,130)
            Investment in Affliate                                                            (218,728)
                                                                                            ----------             -------

                           Net cash used in investing activities                            (1,195,533)
                                                                                            ----------             -------

CASH FLOW FROM FINANCING
            Assumption of debt instruments                                                     285,000
            Proceeds from Common Stock                                                          49,560
            Advance from Parent                                                                939,741
                                                                                            ----------             -------


                       Net cash from finanicng activites                                     1,274,301
                                                                                            ----------             -------


                        Net increase (decrease) in cash and cash equivalents                    27,622                (580)
                                                                                            ----------             -------
                        cash at the beginning of the period                                         --                 580


                        Cash at the end of the period                                           27,622                   0
                                                                                            ==========             =======

                                 WATCHOUT! INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 September 30, 2000


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

On September 1, 2000 the company acquired Cormax Business Solutions Ltd., an Alberta, Canada, Incorporated Company in a transaction accounted for as a recapitalization. The recapitalization was effected through the issue of 25,100,000 common shares of the company, constituting approximately 50.24%of the shares after the acquisition, in exchange for all the outstanding shares of Cormax Business Solutions LTD.

As a result of the application of the accounting principles governing recapitalization, Cormax is treated as the acquiring or continuing entity for the financial accounting purposes.

The recapitalization of Cormax was affected through the issuance of stock, by Cormax in exchange for the net tangible assets of the company, valued at fair value, which approximates the company's historical costs. As a result the consolidated financial statements will be deemed to be a continuation of Cormax historical financial statements.

The Company's fiscal year end is December 31.

Pursuant to a stock exchange agreement between the Company and Cavalcade of Sports Network, Inc., a Nevada Corporation, ("Cavalcade"), the Company acquired from Cavalcade all the issued and outstanding shares of common stock of Cormax Business Solutions Ltd., an Alberta Canada company. As a result of the agreement, the shareholders of Cavalcade acquired ownership of a majority of the issued and outstanding shares of common stock of the Company.

In conducting its due diligence on the stock exchange agreement, Cavalcade became aware of certain transactions that were not reflected in the 10QSB reports filed by Watchout! Inc. for the quarterly periods ended Mar 31, 2000 and June 30, 2000. The accompanying financial statements reflect indebtedness that was forgiven pursuant to an agreement that became effect February 11, 2000; transactions that took place through a corporation which was acquired by Wacthout! Inc.; and additional debt incurred in the first Six Months 0f 2000; and debt retired through the issuance of shares of the company and debt forgiveness.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts.

Research & Development

Research and development costs are capitalized.

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

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


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

NOTE 2-Investments:

The company made investment totaling $679,380 during the period February 11 to April 15, 2000 in WirelessOn.com, a Canadian wireless communication company. This represents an eight percent (8%) ownership in WirelessOn.com.

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 September 30, 2000


The company made an investment in Micromatix.net. Two payments of $150,000 were made in exchange for 483,000 shares in Micromatix.net. Micromatix.net is a publicly traded company, traded on the OTCBB under the symbol "IMTL". On August 8, 2000 the board of directors of Micromatix.net approved a 7-1 reverse split and is now traded under the OTCBB symbol " IMTE". Publicly traded stocks are valued at market effective September 30, 2000.

On February 25, 2000 the company entered into an agreement to make an investment in MJAC Communications(MJAC). In consideration for 2,500,000 shares of restricted stock, Watchout! was to receive a 51% ownership stake in MJAC. MJAC holds the marketing and licensing rights to become a level one Internet Service Provider in the greater Washington DC area. The Investment closed on February 8, 2000 and the parties subsequently agreed to terminate the agreement on June 20, 2000.

NOTE 3- Notes Payable:

Following is a summary of notes payable at September 30, 2000


Note Payable to individual, 12%, unsecured due on demand          166,000

Note Payable to individual, 12%, unsecured, due on demand          84,000
                                                                 --------
                                                                 $250,000
                                                                 ========


NOTE 4 - Going Concern:

The company has incurred net operating losses of $494,045. As of September 30,2000, current liabilities exceeded current assets by $1,063,660. In view of these matters, the future success of the Company is likely to depend on its ability to obtain additional capital and its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

Results of Operations.

         The Company has not been profitable this year and has revenue of $84,148. The Company anticipates that it will continue to be dependent upon obtaining additional equity investment, and loans from its shareholders. Net losses decreased from $3,038,183 to $494,045. The most significant expenses incurred during the quarter ending September 30, 2000 were consulting fee of $169,889 payroll expense of $151,947 professional fees of $58,173, Rent $55,661. There were no corresponding expenses for the same period last year as the Company was dormant and conducted no operations.

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

5. Leases

            On April 1, 2000, the Cormax Business Solutions LTD entered into a two-year sub-lease for office located in Calgary, Alberta. The space approximately 2,200 square feet, and the base monthly rent is approximately $1,700. In June 2000, the Cormax Business Solutions LTD enter into a month-to-month lease located at 7272 Wisconsin Ave, #300, Bethesda, MD 20814. The rent is $1,500 per month.

As of September 30, 2000, the mailing address is

Cormax Business Solutions LTD
7272 Wisconsin Ave #300
Bethesda, MD 20814
301-941-1993

or

Cormax Business Solutions LTD

810-808 4thAve SW
Calgary, Alberta T2P 3E8
403-269-1010
403-269-2346 FAX

Liquidity and Capital Resources

         December 13, 1999 as compared to September 30, 2000.

         Total cash and cash equivalents as of June 30, 1999 were $143,912 as compared to $27,622 as of September 30, 2000. Investments decreased from $3,079,380 as of June 30, 2000 to $748,505 in September 30, 2000 reflecting the cancellation of the MJAC acquisition. Accounts payable and accrued liabilities increased from $735,420 to $841,231 as a result of normal business operations. Amounts due stockholders remained at $35,000. Notes payable Decreased from $ 275,000 to $250,000.

         Until the Company increases its revenues and can operate profitably, it will continue to be dependent upon new equity financing, loans from its shareholders and others to remain viable. No assurances are given that the Company will obtain revenues, will be profitable thereafter or that it can continue to fund its operations. Current liabilities continue to exceed current assets. Demand for payment by our creditors could force us to seek bankruptcy protection.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings: We are subject to a lawsuit filed by John Baker, Wayne E. Williams and Jagi Capital Group, Inc. against the company and others in the District Court of Tarrant County, Texas. (Case No. 48-183154-00). The suit seeks approximately $350,000 in damages in connection with the alleged failure to repay certain loans and pay a finder's fee. The allegations relate to events that transpired before current management took control of the Company. The Company is investigating the allegations and underlying facts and is currently discussing the settlement of the matter with the plaintiffs who filed the lawsuit. No assurance is given that the Company will be able to amicably settle the matter. If the matter proceeds to trial, an adverse ruling could have a materially detrimental effect on the company.

We are subject to a lawsuit filed by Philip Doublet against the company and others in the Province of Alberta. The suit seeks $3,000,000 in damages in connection with the alleged wrongful termination from Cavalcade of Sports Network Inc., which Cormax Business Solutions Ltd. was a subsidiary. Mr. Doublet was President and Officer of Cavalcade of Sports Network Inc., and was under contract for five days. The Company is defending against the suit. No assurance is given that the Company will be able to amicably settle the matter. If the matter proceeds to trial, an adverse ruling could have a materially detrimental effect on the company.




Item 2.    Change in Securities:

         During this quarter ended September 30, 2000, a total of 27,120,381 shares of common stock were issued by the Company to acquire Cormax Business Solutions LTD, and pay various consultants pursuant to an S-8 Registration Statement. September 27, 2000 the Board of Director authorized a 10-1 reverse split on the stock, which became effective October 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watchout! Inc.


BY: /s/ Todd Violette

--------------------------------
Todd Violette,  President

Dated: This 20th day of November 2000.