Form 10QSB/A
period 2000-03-31
WATCHOUT INC
filed 2000-11-21
CIK 736314

Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

                   Yes  (X)                   No   (  )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: March 31, 2000
                                            --------------


           CLASS                               Outstanding at March 31, 2000
----------------------------                   -----------------------------
Common stock $.001 Par Value                             15,205,245

                                 WATCHOUT! INC.



PART I:   FINANCIAL INFORMATION                                                         PAGE
                                                                                        ----

              Consolidated Balance Sheets as of                                            3
                March 31, 2000 and 1999 (Unaudited) and
                December 31, 1999

              Consolidated Statements of Profit and Loss for the Three Month
                Periods Ended March 31, 2000 and 1999 (unaudited) and for the
                Twelve Months Ended December 31, 1999                                      4

              Consolidated Statement of Cash Flows
                for the Period Ending March 31, 2000
                And March 31, 1999 (Unaudited)                                             5

              Notes to Consolidated Financial Statements

                (Unaudited) as of March 31, 2000                                           6-8

              Management Discussion and Analysis of Financial

                Condition and Results of Operations                                        9

                                 WatchOUT!, Inc.
                                  Balance Sheet
                              As of March 31, 2000

                                                               (unaudited)           (unaudited)              (audited)
                                                               Mar 31, '00            Mar 31, 99             Dec. 31, 99
                                                            ----------------       ----------------       ----------------
ASSETS
      Current Assets
          Checking/Savings
              Cash                                          $      11,653.00       $             --          $          --
              Accounts Receivable                                   2,025.00
              Prepaid Expenses                                      2,500.00
                                                            ----------------       ----------------       ----------------
          Total Checking/Savings                                   16,181.00                     --                     --
                                                            ----------------       ----------------       ----------------
      Total Current Assets                                         16,181.00                     --                     --
      Other Assets
          Investments                                             636,500.00                     --                     --
          Organization Cost  Amortization                          (6,862.50)             (3,812.00)             (6,100.00)
          Organization Costs                                       15,250.00              15,250.00              15,250.00
                                                            ----------------       ----------------       ----------------
      Total Other Assets                                          642,397.50              11,438.00               9,150.00
                                                            ----------------       ----------------       ----------------
TOTAL ASSETS                                                $     661,068.50       $      11,438.00       $       9,150.00
                                                            ================       ================       ================
LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
              Accounts Payable
                  Accounts Payable & Accrued Ex                   784,069.00           1,047,270.00           1,047,270.00
                  Due to Stockholders                              35,000.00             457,945.00             466,445.00
                  Notes Payable                                 1,061,500.00             450,000.00             450,000.00
                                                            ----------------       ----------------       ----------------
          Total Current Liabilities                             1,880,569.00           1,921,147.00           1,963,715.00
                                                            ----------------       ----------------       ----------------
      Shareholder's Equity (Deficit)
          Additional Paid in Capital                              989,502.00             989,502.00             989,502.00
          Preferred Stock, no par value
          10,000,000 shares authorized no shares
          issued or outstanding
          Common Stock, $0.001 par value                           15,205.00              15,030.00              15,030.00
          50,000,000 shares authorized
          15,205,245 issued and outstanding

      Accumulated Deficit                                      (2,224,208.00)         (2,914,241.00)         (2,959,097.00)
                                                            ----------------       ----------------       ----------------
      Total Stockholders' Deficit                              (1,219,501.00)         (1,909,709.00)         (1,954,565.00)
                                                            ----------------       ----------------       ----------------
TOTAL LIABILITIES & EQUITY                                  $     661,068.00       $      11,438.00       $       9,150.00
                                                            ================       ================       ================



    The accompanying notes are an integral part of these financial statements

                                 WatchOUT!, Inc.
                                  Profit & Loss
                           January through March 2000

                                                                        (unaudited)              (unaudited)            (audited)
                                                                       Jan - Mar '00             Mar. 31, 99           Dec. 31, 99
                                                                     -----------------        -----------------        ------------
      Revenues                                                       $              --        $              --        $         --

      Operating expense
              Amortization expense                                              762.50                       --               3,050
              Bank charges                                                      213.00
              Consulting fees                                                30,913.00                       --                  --
              Dues and Subscriptions                                            235.00                       --                  --
              Marketing and Promotion                                         9,875.00                       --                  --
              Office Expense                                                    911.00                   580.00                  --
              Payroll Expenses                                               11,250.00                       --                  --
              Employee Benefits                                                 860.00                       --                  --
              Professional Fees                                              81,036.00                       --               9,080
              Telephone & Communications                                      3,857.00                       --                  --
              Travel                                                         28,158.00                       --                  --
                                                                     -----------------        -----------------        ------------
          Total  Operating Expense                                          168,158.00                   580.00              12,130
                                                                     -----------------        -----------------        ------------

      Net Operating (Loss)                                                 (168,071.00)                 (580.00)         (12,130.00)
      Other Income (Expense)                                                902,960.00
          Forgiveness of debt
              Interest                                                            0.00               (13,500.00)            (34,066)
                                                                     -----------------        -----------------        ------------
          Total Other Income                                                902,960.00               (13,500.00)            (34,066)
                                                                     -----------------        --------------           ------------
      Net Other Income                                                      902,960.00               (13,500.00)            (34,066)
                                                                     -----------------        --------------           ------------
Net Income                                                           $      734,889.00        $      (14,080.00)            (46,196)
                                                                     =================        =================        ============

Weighted Average Common Shares                                           15,205,245.00            15,030,245.00          15,030,245

Loss Per Share                                                       $            0.05        $           (0.00)       $      (0.00)
                                                                     =================        =================        ============



    The accompanying notes are an integral part of this financial statement.

                                 WatchOUT!, INC.
                             Statement of Cash Flows
                      For the Period Ending March 31, 2000

                                                                                    (unaudited)         (unaudited)
                                                                                     Mar. 31, 00         Mar. 31, 99
                                                                                     ---------            ---------
NET INCOME FOR THE PERIOD                                                            $ 734,889            $    (580)
ADJUSTMENTS
         Depreciation and amortization                                                     763

CASH FLOWS FROM OPERATING ACTIVITIES
         Increase in accounts payable and accrued liabilities                            6,286               13,500
         Increase in prepaid expenses                                                   (2,500)
                                                                                     ---------            ---------

               Net cash provided (used) by operating activities                        739,438              (14,080)
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for the purchase of investments                                      (636,500)                  --
                                                                                     ---------            ---------

               Net cash used in investing activities                                  (636,500)                  --
                                                                                     ---------            ---------


CASH FLOW FROM FINANCING
         Proceeds from debt instruments                                                811,500                   --
               Proceeds from common stock                                                  175
                                                                                     ---------            ---------

               Net cash from financing activities                                      811,675                   --
                                                                                     ---------            ---------
               Forgiveness of debt                                                    (902,960)

               Net increase (decrease) in cash and cash equivalents                     11,653                 (580)

               Cash at the beginning of the period                                          --            $     580
                                                                                     ---------            ---------

               Cash at the end of the period                                         $  11,653                   --
                                                                                     =========            =========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for:
         Interest                                                                    $       0            $      --



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

NOTE 2-Investments:

The company made an investment in WirelessOn.com, a Canadian wireless communication company. WatchOUT!, Inc. made three payments totaling $336,500 for this investment. This represents a five percent (5%) ownership in WirelessOn.com.

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

NOTE 3- Notes Payable:

Following is a summary of notes payable at March 31, 2000.

Note Payable to individual, 12%, unsecured due on demand          166,000

Note Payable to individual, 12%, unsecured, due on demand          84,000

Notes Payable to individual                                       811,500
                                                              -----------
                                                              $ 1,061,500
                                                              -----------

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

NOTE 5 - Related Party Transactions: Due to Stockholders

The Company has entered into loan agreements with shareholders in which to finance operations and the acquisitions of investments in Micromatix.net and WirelessOn.com. The amounts included in these loans total $811,500.

The Company has entered into loan an agreement with a shareholder for reimbursements of expenses of operations by the Company. The amounts outstanding on the loan totals $ 35,000 at March 31, 2000. The loan agreement is unsecured and non-interest-bearing.

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

Dated: This 19th day of November 2000.