Form 10QSB/A
period 2000-06-30
WATCHOUT INC
filed 2000-11-21
CIK 736314

Securities and Exchange Commission
                             Washington, D. C. 20549

                                  FORM 10-QSB/A

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


                          WHITE CLOUD EXPLORATION INC.
                  ---------------------------------------------
                           (Former Name of Registrant)

             Utah                       0-114244             84-0959153
             ----                       --------             ------------
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

                   Yes  (X)                   No   (  )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: June 30, 2000
                                            --------------


           CLASS                               Outstanding at June 30, 2000
----------------------------                   -----------------------------
Common stock $.001 Par Value                             22,435,245

                                 WATCHOUT! INC.



PART I:   FINANCIAL INFORMATION                                                         PAGE
                                                                                        ----
              Consolidated Balance Sheets as of                                            3
                June 30, 2000 and March 31, 2000 (Unaudited) and
                December 31, 1999

              Consolidated Statements of Profit and Loss for the Six Month
                Period Ended June 30, 2000 and Six Month Period Ended June 30, 1999
               (unaudited) and for the Twelve Months Ended December 31, 1999               4

              Consolidated Statement of Cash Flows
                for the Period Ending June 30, 2000
                And June 30, 1999 (Unaudited)                                              5

              Notes to Consolidated Financial Statements

                (Unaudited) as of June 30, 2000                                            6-8

              Management Discussion and Analysis of Financial

                Condition and Results of Operations                                        9

                                 WatchOUT!, Inc.
                                  Balance Sheet
                               As of June 30, 2000

                                                                   (unaudited)          (unaudited)              (audited)
                                                                   Jun 30, '00          Mar 31, `00             Dec. 31, 99
                                                                   -----------          -----------          ----------------
ASSETS
      Current Assets
          Checking/Savings
              Cash                                                 $   143,911          $    11,653          $             --
              Accounts Receivable                                      279,890                2,028
              Prepaid Expenses                                           2,500                2,500
                                                                   -----------          -----------          ----------------
     Total Current Assets                                              426,302               16,181

     Other Assets
              Office Equipment                                           4,941                   --                        --
              Investments                                            3,079,380              636,500                        --
              Organization Cost Amortization                            (7,625)              (6,863)                (6,100.00)
              Organization Costs                                        15,250               15,250                 15,250.00
                                                                   -----------          -----------          ----------------
      Total Other Assets                                             3,091,946              644,887                  9,150.00
                                                                   -----------          -----------          ----------------
TOTAL ASSETS                                                       $ 3,518,248          $   661,068          $       9,150.00
                                                                   ===========          ===========          ================
LIABILITIES & EQUITY
      Liabilities
          Current Liabilities
              Accounts Payable & Accrued Ex                            735,420              784,069              1,047,270.00
              Due to Stockholders                                       35,000               35,000                466,445.00
              Notes Payable                                            275,000            1,061,500                450,000.00
                                                                   -----------          -----------          ----------------
      Total Current Liabilities                                      1,045,420            1,880,569              1,963,715.00
                                                                   -----------          -----------          ----------------
      Shareholder's Equity (Deficit)
          Additional Paid in Capital                                 8,447,772              989,502                989,502.00
          Preferred Stock, no par value
          10,000,000 shares authorized no shares
          issued or outstanding
          Common Stock, $0.001 par value                                22,435               15,205                 15,030.00
          50,000,000 shares authorized
          22,435,245 issued and outstanding

      Accumulated Deficit                                           (5,997,379)          (2,224,208)            (2,959,097.00)
                                                                   -----------          -----------          ----------------
      Total Stockholders' Deficit                                    2,472,828           (1,219,501)            (1,954,565.00)
                                                                   -----------          -----------          ----------------
TOTAL LIABILITIES & EQUITY                                         $ 3,518,248          $   661,068          $       9,150.00
                                                                   ===========          ===========          ================



    The accompanying notes are an integral part of these financial statements

                                 WatchOUT!, Inc.
                           Statement of Profit & Loss
                           For Six Months ended June 30, 2000


                                                          Six Months To           Six Months to
                                                           (unaudited)             (unaudited)              (audited)
                                                          June 30, 2000           June 30, 1999            Dec. 31, 99
                                                          -------------           -------------            ------------
      Revenues                                            $         --            $         --            $         --

      Operating expense

              Amortization expense                               1,525                      --                   3,050
              Bank charges                                         431                      --
              Consulting fees                                2,720,157                     580                      --
              Dues and Subscriptions                               942                      --                      --
              Marketing and Promotion                           13,200                      --                      --
              Office Expense                                     1,704                      --                      --
              Payroll Expenses                               1,028,891                      --                      --
              Employee benefits                                    950                      --                      --
              Professional Fees                                162,422                      --                   9,080
              Telephone & Communications                         6,125                      --                      --
              Travel                                            61,296                      --                      --
                                                          ------------            ------------            ------------
          Total  Operating Expense                           3,997,643                    (580)                 12,130


      Net Operating (Loss)                                                                (580)                (12,130)
      Other Income (Expense)
              Forgiveness of debt                              959,460                      --                      --
              Interest                                               0                 (13,500)                (34,066)
                                                          ------------            ------------            ------------
          Total Other Income (Expense)                         959,461                 (13,500)                (34,066)
                                                          ------------            ------------            ------------
Net Income(loss)                                          $ (3,038,183)           $    (14,080)                (46,196)
                                                          ============            ============            ============

Weighted Average Common Shares                              22,435,245              15,205,245              15,030,245

Income (loss)Per Share                                    $      (0.14)           $     (0.000)           $      (0.00)
                                                          ============            ============            ============



    The accompanying notes are an integral part of this financial statement.

                                 WatchOUT!, INC.
                             Statement of Cash Flows
                       For Six Months ended June 30, 2000

                                                                                   (unaudited)            (unaudited)
                                                                                  Six Months Ended       Quarter Ended
                                                                                     Jun. 30, 00            Jun. 30, 99
                                                                                     -----------           -----------
NET INCOME (loss) FOR THE PERIOD                                                    $(3,038,183)          $      (580)
ADJUSTMENTS
         Depreciation and amortization                                                     1525

CASH FLOWS FROM OPERATING ACTIVITIES
         Decrease in accounts payable and accrued liabilities                          (220,450)               13,500
         Increase in prepaid expenses                                                    (2,500)                   --
         Increase in accounts receivable                                               (279,890)
                                                                                    -----------           -----------

               Net cash provided (used) by operating activities                      (3,539,498)              (14,080)
                                                                                    -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for the purchase of investments                                     (3,079,380)                   --
         Purchase of Office equipment                                                    (4,941)
                                                                                    -----------           -----------

               Net cash used in investing activities                                 (3,084,321)                   --
                                                                                    -----------           -----------


CASH FLOW FROM FINANCING
         Proceeds from debt instruments                                               1,761,500                    --
         Proceeds from common stock                                                   7,465,675                    --
         Retirement of Debt                                                          (1,572,192)                   --

               Net cash from financing activities                                     7,439,367

              Forgiveness of debt                                                      (959,460)                   --
                                                                                    -----------           -----------
               Net increase (decrease) in cash and cash equivalents                     143,912                  (580)

               Cash at the beginning of the period                                           --           $       580
                                                                                    -----------           -----------

               Cash at the end of the period                                        $   143,912           $
                                                                                    ===========           ===========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for:
         Interest                                                                   $        --           $        --



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

In conducting its due diligence on the stock exchange agreement, Cavalcade became aware of certain transactions that were not reflected in the 10QSB reports filed by Watchout! Inc. for the quarterly periods ended March 31, 2000 and June 30, 2000. The accompanying financial statements reflect indebtedness that was forgiven pursuant to an agreement that became effect February 11, 2000; transactions that took place through a corporation which was acquired by Wacthout! Inc.; and additional debt incurred in the first Six Months 0f 2000; and debt retired through the issuance of shares of the company and debt forgiveness.

The Company's fiscal year end is December 31.

Cash and Cash Equivalents:

For the purpose of the statement of cash flows, cash and cash equivalents include cash in banks and money market accounts.

Research & Development

Research and development costs are expensed when incurred.

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

NOTE 2-Investments:

The company made investment totaling $679,380 during the period February 11 to April 15, 2000 in WirelessOn.com, a Canadian wireless communication company. This represents a eight (8%) ownership in WirelessOn.com.

                                 WATCHOUT!, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

The company made an investment in Micromatix.net. Two payments of $150,000 were made in exchange for 483,000 shares in Micromatix.net. Micromatix.net is a publicly traded company, traded on the OTCBB under the symbol "IMTL". On August 8, 2000 the board of directors of Micromatix.net approved a 7-1 reverse split and is now traded under the OTCBB symbol " IMTE".

On February 25, 2000 the company entered into an agreement to make an investment in MJAC Communications(MJAC). In consideration for 2,500,000 shares of restricted stock, Watchout! was to receive a 51% ownership stake in MJAC. MJAC holds the marketing and licensing rights to become a level one Internet Service Provider in the greater Washington DC area. The Investment closed on May 8, 2000 and the parties subsequently agreed to terminate the agreement on June 8, 2000.

NOTE 3- Notes Payable:

Following is a summary of notes payable at June 30,2000


Note Payable to individual, 12%, unsecured due on demand          166,000

Note Payable to individual, 12%, unsecured, due on demand          84,000

Note Payable to individual, unsecured, due on demand               25,000
                                                                 --------
                                                                 $275,000
                                                                 ========

NOTE 4 - Going Concern:

The company has incurred net losses of $3,038,183. As of June 30,2000, current liabilities exceeded current assets by $619,118. In view of these matters, the future success of the Company is likely to depend on its ability to obtain additional capital and its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

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

Results of Operations.

         The Company has not been profitable and has no revenues. Since the change in its management and the implementation of the Company's new business plan, the Company had devoted a substantial amount of its efforts and assets towards the investigation and consummation of joint ventures and acquisitions. The Company anticipates that it will continue to be dependent upon obtaining loans from its shareholders. Net losses increased from $14,080.00 to $3,038,183 (before a gain of $959,460 on forgiveness of debt)for the periods ending June 30, 1999 and March 31, 2000, respectively, reflecting the fact that the Company was dormant during the March 31, 1999 period. The most significant expenses incurred during the quarter ending June 30, 2000 were consulting fee of $2,720,157, payroll expense of $1,028,891 professional fees of $162,422, travel expenses of $61,296. There were no corresponding expenses for the same quarter of the previous year as the Company was dormant and conducted no operations.

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

Liquidity and Capital Resources

         December 13, 1999 as compared to June 30, 2000.

         Total cash and cash equivalents as of December 31, 1999 were $0.00 as compared to $143,912 as of June 30, 2000. Investments increased from $0.00 as of December 31, 1999 to $3,079,380 in June 30, 2000 reflecting the execution of the Company's new business plan. Accounts payable and accrued liabilities decreased from $1,047,270 to $735,420 as a result of the forgiveness of debt. Amounts due stockholders decreased from $466,445 to $35,000 reflecting forgiveness of debt. Notes payable Decreased to $ 275,000 due to conversion of debt to equity and the forgiveness of debt.

         March 31, 2000 as compared to June 30, 2000.

         Total cash and cash equivalents as of June 30, 2000 were $143,9123 as compared to $11,653 as of March 31, 2000, as a result of loans received by the Company. Investments increased from $636,500 as of March 31, 2000 to $3,079,380 reflecting the execution of the Company's new business plan. Notes payable were reduced from $1,061,500 at March 31, 2000 to $275,000 due to the conversion of equity and forgiveness of debt.

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

Item 2.    Change in Securities:

         During this quarter ended June 30, 2000, a total of 1,530,000 shares of common stock were issued by the Company to various consultants pursuant to an S-8 Registration Statement.

         The Company issued an additional 5,700,000 restricted shares of its common stock under Rule 144 pursuant to the investment in MJAC and to officers and consultants of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watchout! Inc.


BY: /s/ Todd Violette
--------------------------------
Todd Violette,  President

Dated: This 20th day of November 2000.