Form 10KSB
period 2000-12-31
CORMAX BUSINESS SOLUTIONS INC
filed 2001-04-17
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transitional year ended: December 31, 2000

                         CORMAX BUSINESS SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

                                 WATCHOUT! INC.
                           (Former Name of Registrant)

        Utah                                                84-0959153
(State or Other Jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

                         Suite 810, 808 4th Avenue S.W.
                        Calgary, Alberta, Canada T2P 3E8
                (Address of principal Executive Offices Zip Code)

       Registrant's telephone number, including area code: (888) 261-2887

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

                                 Yes ( ) No (X)

State issuer's revenues for its most recent fiscal year $194,620

                 Transitional Small Business Disclosure Format:

                                 ( ) Yes (X) No

As of December 31, 2000, 12,129,921 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates was $3,374,538 at December 31, 2001 based on closing price of $.28 per share.

Documents incorporated by reference:

                         CORMAX BUSINESS SOLUTIONS INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I

                                                                        PAGE NO.
Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4. Submission of Matters To a Vote of Security Holders

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis or Plan Of Operation

Item 7.  Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) Of The Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K


                                   FORM 10-KSB
                   For the fiscal year ended December 31, 2000

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report, or in our future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "anticipates," "estimates," "expects," "will likely result," "projects," "believes," "intends," or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports we file with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

                                     PART I

Item 1. Description of Business

General - Organization and Reorganization

Since its inception in July of 1983 as White Cloud Exploration, Inc. ("the Company"), has been in the developmental stage, while it has attempted to identify suitable mergers, assets or acquisitions of operations.

White Cloud, in March of 1991, entered into a Letter of Intent whereby White Cloud was to acquire 100% of the Stock of American Technology, Inc.("ATI") in exchange for stock of White Cloud. The merger was cancelled due to accounting difficulties with American Technology, Inc.

The Company had no further activities since 1991, and was inactive up until 1997. The Company changed its name to Watchout! Inc., in November, 1998.

In April 1997, William C. Meier through his beneficial ownership of WCM Investments, Inc., a Texas corporation ("WCM Investments"), obtained control of Registrant by purchasing on April 17, 1997, 5,010,750 (pre-reverse stock split) shares of Registrant's Common Stock. On May 14, 1997, WCM Investments purchased from Registrant 7,500,000 (pre-reverse stock split) newly issued shares of Registrant's Common Stock for $7,500 in cash. The 12,510,750 shares were automatically converted into 72,213 shares pursuant to a 173.25 to 1 reverse stock split of Registrant's Common Stock on June 29, 1997, and represented 72.2% of the shares of Common Stock of Registrant outstanding at such time.

The Watchout! Agreement was entered into effective May 30, 1997, and the Watchout! Acquisition became effective as of December 29, 1997. Pursuant to the Watchout! Agreement, the shareholders of Watchout! contributed to Registrant 251,354 shares of Watchout's common stock (100%) for an aggregate consideration of 11,296,300 shares of Registrant's common stock. The number of shares of Registrant's common stock issued pursuant to the Watchout! Agreement was determined by reference to the proportionate post-Acquisition equity ownership of Registrant negotiated by the pre-Acquisition Watchout! shareholders, Goldpoint members and Registrant shareholders. Prior to the closing of the Watchout! Acquisition, Watchout! was controlled by Robert Galoob and David Galoob.

As a result of the Watchout! Acquisition, Registrant owned 100% of the issued and outstanding shares of Watchout! Watchout! intended to market worldwide watches and other consumer goods utilizing proprietary colored liquid crystal display technology.

Pursuant to an LLC Interest and Asset Contribution Agreement (the "Goldpoint Agreement" and together with the Watchout! Agreement, the "Agreements"), the members (i.e., equity holders) of Goldpoint International, LLC, a Delaware limited liability company ("Goldpoint"), effective as of December 29, 1997, contemporaneously with the closing of the Watchout! Acquisition, received from Registrant 2,140,000 newly issued shares of Registrant's common stock in exchange for 100% of the membership interests in Goldpoint (the "Goldpoint Acquisition".) The 2,140,000 shares represent approximately 14% of the outstanding shares of common stock of Registrant on a fully diluted basis. Prior to the closing of the Goldpoint Acquisition, Goldpoint was controlled by Mr. Stephen J. Petre.

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

Pursuant to a Stock Purchase Agreement effective as of October 9, 1999, Innovative Cybersystems Corp., a Florida corporation, agreed to purchase 6,376,922 issued and outstanding shares of Registrant's common stock from David Galoob, Robert Galoob, and Archangel Holding Company, LLC. The 6,376,922 shares represent approximately 42% of the outstanding shares of the common stock of Registrant on a fully diluted basis. In addition Innovative has options to purchase an additional 1,750,00 common shares. Innovative Cybersystems was controlled by Kevin Waltzer. In addition, Innovative Cybersystems had 1,750,000 options to purchase.

As of the closing, the following persons owned more than 5% of Registrant's outstanding common stock (on a fully diluted basis):

Innovative Cybersystems Corp. 6,376,922 shares

Innovative Cybersystems also has options for 1,750,000 shares.

The Closing was completed on February 11, 2000.

On August 31, 2000, Watchout! acquired all of the issued and outstanding shares of common stock of Cormax Business Solutions, Ltd. in exchange for the issuance of 25,100,000 shares of our common stock. For purposes of the transaction, the shares were valued at $.30 per share for a total consideration of $7,530,000. The transaction was subject to receipt of certain documentation, which was received by the Company on September 9, 2000. Pursuant to the share acquisition Agreement, Todd Violette was appointed as President and Chairman of the Board of Directors of the Registrant.

On March 7, 2001 Watchout! Inc., filed an amendment to its articles of incorporation changing the registrant's name to Cormax Business Solutions Inc.

OVERVIEW OF BUSINESS

Cormax Business Solutions provides Wireless Infrastructure Services and offers Web Hosting and Design Solutions.

Cormax  Wireless  Infrastructure  Division  provides  fully  managed  high-speed
Internet access and advanced bandwidth applications to small and mid-size businesses, institutions, government entities, commercial buildings and multiple dwelling units. Cormax uses carrier class networking equipment, industry leading access products and the latest wireless radio transmission technologies to provide this service. The Company also delivers network integration, consulting services and specialized services and/or products through its business partners, such as Value Added Resellers (VARs).

Cormax designs, implements and manages "turn-key" Internet solutions to be owned and operated in cooperation with a partner such as an ISP or Network company wishing to add high capacity Internet to their current service offering. We will manage network design, implementation, administration and maintenance working towards entering into a revenue sharing agreement with the local partner. These revenue sharing models vary, depending on the partners desire to own all or a portion of the network.

Our Internet web-hosting division provides solutions for small to medium sized emerging growth companies primarily in the business-to-consumer (B2C) marketplace. We provide hosting services that enable businesses to establish an Internet presence through our web-hosting infrastructure and web design services.

The advancement of technology and the growth of the Internet during the past several years has enabled companies of all sizes to enter the global marketplace. Originally, many organizations felt they had the internal expertise and resources required to establish and grow a new company in a dynamic and competitive market. However, many companies now recognize the need to seek outside guidance in order to become competitive and ensure that all internal resources are focused on the companies' core business processes.

MARKET ANALYSIS

International Data Corporation (IDC) forecasts that by the end of 2002, there will be more wireless subscribers capable of Internet access than wired Internet users. Nokia research also predict that by the end of 2003 more than 600 million net enabled handsets will be in use. In comparison, today there are more than 500 million Personal Computers connected to the Internet. The Strategis Group has found that 20% of all adults in the U.S. population want access to wireless e-mail or wireless Internet access displaying a potential target market of 39 million subscribers. In addition, studies by the Strategis Group show that nearly 50 million people use wireless e-mail and 4.4 million will adopt wireless Internet services by 2004. All market analysis was extracted in August of 2000 from its respective sources.

Cormax also provides hosting services that enable business to establish an Internet presence. According to Dataquest Inc., the U.S. hosting market forecasts to experience substantial growth, with revenue projections of more than $9.3 billion in 2004. By 2004, hosting will account for 13 percent of the $69.2 billion management services market.

LONG-TERM TARGET MARKET

Our focus will be to target existing and new Internet Service Providers (ISPs) in non-major cities that are not the focus of the major carriers and national ISPs. These communities are typically poorly serviced by existing ISPs and are not targets for the major carriers to deliver services. Our plan will consist of three major thrusts, the first to expand the ISP's reach with fixed wireless technology, the second is to extend their ability to deliver Internet into multi-tenant buildings that have little or no cable infrastructure to support high speed Internet, the third is to enhance the ISP's product offering with our suite of products and services including: Internet VPN, Firewall (security) systems, voice over IP, and IP telephony solutions, and video conferencing/surveillance systems.

Cormax future plans are to acquire an established ISP. The reason for the acquisition would be to establish a beta site for building a wireless network and selling enhancement products to the ISP's current market share. An established ISP has name recognition and experience in the marketplace that will be extremely valuable in establishing the markets likely acceptance of this strategy.

CORMAX SOLUTIONS

Fixed Wireless

Cormax builds wireless Internet MAN (municipal area networks) to be jointly owned and operated by customers and partners. The network allows the affiliate to distribute the Internet's signals for its Internet access customers by installing a small radio antenna, on top of their building. When a user accesses the Internet, a digitized signal is relayed to the rooftop antenna via high-speed wiring installed by the Company. From the antenna, the signal is transmitted to a centrally located point of presence ("POP") antenna, also situated on a rooftop or tower. The distance of transmission can range anywhere from 5 miles up to a maximum range of up to 25 miles.

A single customer antenna can support a virtually unlimited number of individual connections at the particular site, limited only by the bandwidth defined by their particular service. Multiple clients can also be served at a single client antenna location depending on their proximity and feasibility of running cable, from a central hub located near that antenna, to their specific locations.

Inherent Value
Cormax Internet service will be delivered with a suite of "inherent" feature sets intended differentiate the service from other ISPs that deliver internet access only or only a limited number of options.

The value proposition of our products can be viewed as follows:

Extendibility.
Cormax employs leading edge technologies to deliver high capacity Internet services to business communities that otherwise cannot access high speed Internet. Through the use of leading edge radio technology, Cormax can extend Internet services at speeds and prices previously not possible.

Selection.
Cormax offers a wide range of Internet connection services ranging from "Burst" type services similar to those delivered by ADSL, or cable connections. These services come in 1Mb and 3Mb burstable services. Cormax also delivers a range of high-speed dedicated services, from 128Kbps through to 1.54Mbps (T1) and as much as 10Mbsp committed throughput to the Internet backbone.

Network Monitoring/Availability.
Through our Network Operations Center, network failures are identified by our monitoring system. The system automatically dispatches technicians to begin restoring service. Customer Care will operate a call in service for customers to report failures as well. The Customer Care center can also dispatch technicians to resolve network failures.

This network management, customer care management and quality engineering with designing and building our network infrastructure allows Cormax to deliver extremely high network availability.

Cormax compliments its Internet access service with a menu of revenue maximizing products and services that further cement the relationship between the Company and its customers. Each add-on product or service in this category tends to use incrementally more bandwidth thereby increasing the likelihood that a given client will eventually upgrade their Internet Access Service. Many of these add-on products and services have a sales life of their own which makes it possible for Cormax sales staff to sell to organizations that are not ready or able to purchase the company's Internet access services. The add-on product and service offerings include offerings in the areas of Network Security, Voice and Video Conferencing, Voice over IP (VOIP) systems, Telecommuter services (remote access from home computers), Video Surveillance, and Network Design Services. The Company also offers high-end telecom consultancy services, which tend to provide a paid-for opportunity to design the company's products and services into large infrastructure opportunities.

Multi-Tenant Building Solutions
Cormax has a powerful technological solution geared to Multi Tenant Units (MTU), such as apartment buildings, office buildings or shared office floors. Cormax has a number of technologies designed to distribute high speed Internet access throughout the facility using existing or new structured cable, wireless technologies, or new advanced copper wire multiplexing technology that allows us to distribute 1.5Mbps over existing telephone wires, while the telephones are still connected.

ADVANCED INTERNET SOLUTIONS

The value proposition for these "Value Added" products and services include the following key areas:

On-Site Firewall Service
Cormax provides a Firewall security service that places a security device between the customer's network and the Internet. This service protects their network from unwanted entry by ex-employee's, competition and the hacker community at large.

Branch-to-Branch Connections
Cormax can also deliver leading edge technology based solutions to establish secure connections through the Internet between your branch offices. Allow users in all offices to share network resources with one another, while taking comfort that the data moving back and forth is secure and unreadable by the Internet community at large.

Remote User Access
For staff that work from home or are on the road and need access to their corporate network, Cormax has telecommuter solutions that allows remote users connected to the Internet anywhere in the world to securely access your corporate network.

Traffic Shaping
Cormax also has leading edge technology that allows us to shape or prioritize your Internet usage. The customer identifies to Cormax the most important uses they have for the Internet, and which are less important. We will assign top priority to the important applications and little or no priority to the applications that are not as important. The result is that users of the customer's own local network using the Internet for non-critical purposes cannot consume valuable bandwidth while users attempting to use the Internet for important business get maximum benefit form their Internet access.

CORMAX SERVICES

Wireless Services

Cormax business service philosophy is to be a network provider whose focus is to provide Internet access and advanced Internet solutions to business clients. The Company works with independent third-party contractors in each city for installations. The install requirements are shrink-wrapped (equipment, procedures, engineering, configuration etc. are all highly defined and laid out) for the contractor based on the defined service. Extensive firewall security and access control is a very important and integral part of the system. Technology allows us to remotely monitor our customers' and partners' networks.

Local personnel as well as a Network Operations Center will monitor the entire Cormax network on a 24-hour, 7 day a week basis. Standard SNMP (standard network management protocol) software, allows for the monitoring of all nodes in the Company's network from any single or multiple location(s). Any system problem detected by monitoring system, triggers real time alarm messaging to technician cell phones and pagers thus allowing for an immediate response. The software not only identifies the exact location and nature of the problem but also allows the network operations center to plan preventative maintenance activities so as to avoid network problems.

Hosting Services

Our goal is to provide the most efficient service and support, 24 hours a day, 7 days a week. We can manage and provide support to any of the customer's infrastructure requirements or security management issues. Our hosting services include:

Customer Service and Support. We provide our customers with access to service support from trained IT experts who can help the customer with any software support issues.

Infrastructure Maintenance. Our customers' data will be held at Cormax hosting center on secure servers. Our infrastructure is designed in a way that many companies can share the same hosting environment, yet maintain secure data transfer and storage.

Hosting Center and Network Management. Our technologically advanced hosting capabilities provide our customers with dedicated bandwidth access. We have designed our network architecture to support multiple networks and offer our customers a wide range of connectivity choices.

OUR STRATEGIC PARTNERS

We have established relationships with some of the leading manufacturers of wireless technology that we integrate products and services for. Our intention is to use our strategic partnerships as part of our distribution model implementing our networks to differentiate a company's service offerings. Our strategic partners include: Marconi, WaveRider, Cisco, 3COM, Motorola, March Networks, Sonic Wall, Liebert, POLYCOM, TIL-TEK and Gabriel Electronics.

OUR TECHNOLOGY

Carrier Class Network Technologies

SONET -- Advanced Multi-service Platforms:
Synchronous Optical NETwork (SONET) platforms are designed and optimized to deliver voice, data and video services, as well as to cross-connect and manage networks carrying voice, packet, and cell-based traffic. They are an extremely cost-effective way to leverage your existing facilities and extend access with right-sized, right-priced services.

Features & Benefits:
   -   Carrier-grade delivery of a wide array of voice, data and video services
   -   Data services differentiation via guaranteed Quality of Service
   -   Fast deployment and service activation, simplified operations
   -   Reduced operator deployment and ownership costs
   -   Scalable bandwidth allocation
   -   Management by a single system
   -   Small footprint, high port density

ATM Networks
Cormax offers industry-leading scalability networks and resiliency to build a large backbone that provides a long life span. Network demands are ever increasing, with more users, greater and higher speed applications, integration of legacy technologies, greater service availability all on a common backbone. Network owners are looking to the ATM backbone for solutions that are scalable to satisfy our customers' needs, and address their future demands. Our ATM networks deliver the carrier class features by network owners based on an Intelligent Infrastructure providing a complete solution for migrating existing networks to new scalable and resilient multi-service networks.

Voice (Telephone) Technologies VoIP
Cormax is one of the leading integrators of voice over IP technologies. We install systems running telephone calls over frame relay, LAN-extension services, Cable modems, even wireless radios and satellites. This technology allows customers to bypass normal long distance telephone calls gaining further leverage from their wide area networks.

IP Telephone Systems
Cormax offers a standards-based platform for converged voice services with applications such as unified messaging (UM), computer telephony integration
(CTI) and customer relationship management (CRM) solutions. The service is flexible enough to be used to extend a legacy system or to be used as a tandem switch alternative to interconnect other systems.

Video Technologies
Video Surveillance over IP
Cormax has unique video surveillance technologies that deliver video images over any IP network. This means that you can view a camera broadcast from your own PC anywhere in the world. Multiple cameras can be viewed and images recorded either on a constant basis or event basis.

Video Conferencing over IP
Cormax has a unique set of video conferencing products that can allow customers to conduct meetings via video camera and television, using either traditional ISDN (Integrated Services Digital Network) or now through any IP based network.

An area of expansion Cormax is pursuing is providing wireless home security backup on existing ISP services lines as a value added feature for very little extra cost.

WIRELESS COMMUNICATION SALES AND MARKETING

Cormax strategic marketing plan consists of two streams of sales and marketing thrusts. These streams include strategic partnership sales of turnkey wireless footprints, and consultative network design and integration sales. The second marketing model to be employed by Cormax is a strategic partnership. This is a high-level relationship sales process whereby Cormax and the prospective partner enter into an agreement to have Cormax design, implement, administer and support the network, while the partner handles the sales efforts. Revenue sharing models support a number of constructs to suit specific partners financial objectives. Cormax has developed this affiliate program whereby we can partner with local ISP's (Internet Service Providers) cable companies, developers or backbone providers. This program allows partners who desire the ability to deliver high capacity internet services to customers that are otherwise stranded by the existing telephone carrier infrastructure and cannot obtain affordable high capacity internet. The channel program provides discounted Internet access services, whereby Cormax builds the wireless infrastructure, and wholesales these services to the ISP. Cormax provides its partners or affiliates with a comprehensive package of services and relationships allowing the Affiliate to focus exclusively on sales. Included in the package of services provided are the following:

   -   Fiber optic Internet access;
   -   All hardware necessary to deploy service;
   -   Installation and maintenance crews and services;
   - VAR and other computer consultant relationships as business partners to independently assume client on-site responsibilities; - Access to the Cormax Internet communications network and infrastructure;
   -   24x7 monitoring (fault management, remote diagnostics etc.);
   -   Office and office services;
   -   Rooftop licensing;
   - Sales assistance, including indirect sales support such as national landlord, leasing agent, product manufacturer (as well as suppliers and distributors), local ISP and VAR relationships, marketing materials, regional web site, monthly seminars, technical sales support etc.;
   - Research & development and future product offerings such as new radio sets, even higher speed bandwidth capabilities, voice over Internet protocol, video-conferencing etc.

The Company is also focused on developing relationships with natural allies, such as VAR's, which can benefit from their own clients having upgraded their Internet access. Various internal issues and opportunities arise ranging from upgrading internal networks and hardware to hosting company web sites. Other examples of such allies are the Company's fiber partners which can refer leads to the Company given it's ability to quickly deploy service to a particular location in anticipation of fiber being installed in the foreseeable future or to provide clients with low cost redundant connections. These allies will become increasingly important for the Company to significantly expand its client base and the Company believes it is important to communicate the opportunities for them to grow and expand their businesses in association with Cormax.

COMPETITION

With respect to the particular services offered by the Company, there is no knowledge or access to technology the Company exclusively possesses that cannot be replicated by other technicians. One of the key factors to success will be to rapidly expand our service base in major and secondary centres in Canada, providing our clients with a network and securing market share. The Company believes that securing a service with an established user base should allow it to effectively compete against the foreseeable competition. Similar systems are currently in place in Canada, however, these systems (such as private LANS/WANS) either lack the scope of operations planned by the Company, or are more specific in their alternate use.

Related areas that may be directly competitive include, Internet Service Providers, telecommunication companies, and Internet Portals:

Internet Service Providers: MCI Worldcom, Exodus communications, GTE Internetworking, Frontier Corporation, PSInet, UUNet Technologies. These companies provide web-hosting services, web-design services, Internet access and software application delivery on a similar subscription basis.

Telecommunication Companies: These companies provide Internet access services and because they have such a strong presence in the market it will become more desirable for these financial giants to bundle software application service with their connectivity. Most of these companies also include wireless services as part of their service offering.

Due to the competitive nature of the industry, any of the potential competitors could form alliances to gain a larger share in the market. Some services that are currently offered could be discontinued if our competition decides to outsource their own proprietary software.

Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than we have. There can be no assurances that Cormax will compete successfully with its existing competitors or with any new competitors.

OUR EMPLOYEES

As of March 30, 2001 we have 11 full time employees and 2 consultants.


AVAILABLE INFORMATION AND REPORTS TO SECURITIES HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934 and pursuant to those requirements we file reports, proxy statements and other information with the Securities and Exchange Commission relating to our business, financial statements and other matters. Reports, proxy and information statements filed under Sections 14(a) and 14(c) of the Securities Exchange Act of 1934 and other information filed with the SEC, including copies of the registration statement, can be inspected and copied SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.


Item 2. Description of Property

Cormax Business Solutions Inc. maintains office space of approximately 2,200 Square feet in Calgary, Alberta, Canada. The address is #810, 808 4th Avenue S.W. Postal Code T2P 3E8. The lease at these premises expires April 30, 2002. The monthly lease payments are $1,700 Cdn per month with no extra operating expenses. The sublandlord agrees to provide: heat, light, electrical power, air conditioning, and other utilities used in the normal activities of an office. Cormax has purchased all its equipment to date. Cormax management feels that the premises have been adequate to date. There are no intentions of renovating our existing premise. According to the landlord we carry adequate insurance as well our floor is secured with an alarm system.

As we expand our staff and services we will require a larger accommodation to house our employees and equipment in the near future.


Item 3. Legal Proceedings

(1) We are subject to a lawsuit filed by John Bader, Wayne E. Williams and Jagi Capital Group, Inc. against the company and others in the District Court of Tarrant County, Texas (Case No. 48-183154-00). The action seeks approximately $263,396.06 plus 10% interest per Annum until paid to John Bader, $135,745.61 plus 10% interest per annum from the date of judgment until paid to Wayne E. Williams and $1,386,250 plus 10% interest per annum until paid to Jagi Capital Group, Inc. The damages are in connection with the alleged failure to repay certain loans and pay a finder's fee. The allegations relate to events that transpired before current management took control of the Company. We have retained council in Tarrant County, Texas and had the default judgment vacated. On March 1, 2001, the court heard the respective motions for new trial filed by Watchout!, David Galoob and Robert Galoob in the above entitled and numbered cause. After considering the pleadings, evidence and arguments of counsel, the court determined that Plaintiffs should recover from Defendants attorneys' fees incurred from the granting of the Default Judgment on December 21, 2000, to the present time, and further determined that mediation of all matters in dispute among all parties is appropriate. It is further ordered that the parties shall mediate this cause before Wade McMullen on or before the expiration of sixty (60) days from the date of this order.

(2)       We have  entered  into a  settlement  agreement  with  Philip  Doublet relating to Action No. 0001-10222 in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada. Within the settlement we shall pay Philip Doublet $45,000 U.S. in three equal installments on December 20, 2000, January 20, 2001, and February 20, 2001. We also delivered to Philip Doublet a share certificate for 300,000 shares of Watchout! Inc., on December 20, 2000. The share certificate shall be in the name of Philip Doublet and/or his assignor. We have applied for registration of the shares in an SB-2 Registration Statement that was filed with the United States Securities and Exchange Commission. The Settling Parties agree that Watchout! Inc. shall not cause or allow any reverse splits or consolidations of the shares of Watchout! Inc. for a period of two (2) years following the execution of this Agreement, and that Watchout! Inc. shall only be allowed to issue shares for financing activity, employment compensation and consultants. Any such issuance of shares shall be completed under the "Prudent Man Rule". Any action taken by Watchout! Inc. that violates the "Prudent Man Rule" and results in any negative consequences to Doublet, which are disproportionate to the other shareholders of Watchout! Inc. shall result in Watchout! Inc. granting an option to Doublet for the right to purchase up to four percent (4%) of Watchout! Inc. at par value $0.001 U.S. As of February 20, 2001 all obligations of the settlement agreement have been fulfilled and a discontinuance of action has been filed with the court.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders within the year covered by this report.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The following table sets forth the range of high and low bid closing quotations for our common stock for each quarter within the last two year. These quotes were provided by the Over-The-Counter Bulletin Board, and reflect inter dealer prices without retail mark-up, mark down or commission and may not represent actual transactions. From the period of December 30, 1999 to October 15, 2000 our common stock traded under the trading symbol "WTCH". As of October 16, 2000, Cormax completed a 10-1 reverse stock split at which time the trading symbol was changed to "WATC". The high and low closing sales prices are as follows:

The outstanding registered securities of the Company were quoted on the OTCBB during the year 1999.

                                   Closing Bid
Period                     High                       Low

First Quarter              $0.125                     $.0
Second Quarter             $0.125                     $.0
Third Quarter              $0.125                     $.0
Fourth Quarter             $4.00                      $0.125

The outstanding registered securities of the Company were quoted on the OTCBB during the year 2000.

Period                               Closing Bid
                           High                      Low

First Quarter           $4.875                     $0.531
Second Quarter          $1.875                     $0.344
Third Quarter           $0.50                      $0.11
Fourth Quarter          $0.468                     $0.046

As of December 31, 2000 there were 12,129,921 shares of our common stock issued and outstanding and approximately 236 shareholders of record of our common stock. The Price of our common stock as of December 31, 2000 was $0.28.

No dividends have been declared or paid by the Company and presently intends to retain all future earnings, if any, to finance the expansion and development of its business.


Item 6. Management's Discussion and Analysis or Plan of Operation

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

The Company's financial condition at December 31, 2000 indicated that current liabilities exceeded current assets in the amount of $1,229,151. Management has made a proposal to the creditors of the Company to which an amount of $1,045,440 is owed to accept 1,045,440 shares in exchange for the indebtedness owing. For the proposal to be effective, it must be accepted by all creditors.

During the year 2000 current liabilities of the Company were reduced as a result of the forgiveness of debt by shareholders in the following amounts:

Shareholder Loans                   $ 422,945
Notes Payable                       $ 200,000
Accrued Expenses                    $ 271,152
Accrued Interest                    $  77,241
                                   ----------
                                    $ 971,338

RESULTS OF OPERATIONS

REVENUE

Revenue for the year consisted of the following components:

                           Website development and Programming         $105,565
                           Business Services                           $ 89,055
                                                                       ---------
                                                                       $194,620

EXPENSES

General and Administrative expense and selling and marketing expenses totaled $2,410,428 for the year. The expenditures were incurred as follows:

         Watchout! Inc. prior to its acquisition of
         Cormax Business Solutions Ltd.                               $1,330,514

         Cormax Business Solutions Ltd.                               $1,079,914
                                                                      ----------
                                                                      $2,410,428


The corporation recognized a loss of $291,720 in the value of its investment in Micromatix.net by reducing its investment to the quoted market value at December 31, 2000.

EXTRAORDINARY ITEM - DEBT FORGIVENESS

During the year, indebtedness of the Corporation was forgiven in the amount of $971,338.


Item 7. Financial Statements

The following report and financial statements of the Corporation are contained on the pages indicated.

         Independent Auditors' Report                         F-2
         Balance Sheet                                        F-3
         Statement of Income and Retained Earnings            F-4
         Statements of Changes in Stockholders' Equity        F-5
         Statement of Cash Flows                              F-6
         Notes to Financial Statements                        F-7-10



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With 16(a) of the Exchange Act.

NAME                AGE      POSITION                  TERM OF OFFICE
-------------       ---      --------                  --------------
Todd Violette       31       President, Director       September 2000-Present
Dan Meikleham       57       Controller/Secretary      September 2000-Present


Mr. Todd Violette, Chairman of the Board, President, Director
-------------------------------------------------------------
Mr. Violette is an experienced International Businessman with a thorough understanding of global public markets. He received his formal education from the University of Maryland, College Park with a Bachelor of Arts in Behavioral and Social Sciences. After gaining experience in the banking field, Mr. Violette focused his attention on financing and the development of start-up corporations. For the five years preceding his term with Cormax, Mr. Violette held positions with:

Company                                     Position          Date
-----------------------------------------------------------------------------
Cormax Business Solutions Inc.      President                 2000 - Present
Centurion Financial Communication   President                 1997 - 2000
West America Securities Inc.        Stock Broker              1996 - 1997
Chevy Chase Bank                    Loan Officer              1992 - 1996

Mr. Dan Meikleham, Controller, Secretary
---------------------------------------
After serving as a Royal Marine Commando from 1961 to 1963 Mr. Meikleham attended Scotland's Anniesland College of Further Education and obtained Advanced Level Diplomas for Mathematics, English Literature and Physics. He then won an annual British-wide competition in math and obtained a position as a Government Scientist at the National Engineering Laboratory. From 1969 to 1972, He attended The Central College of Commerce and Distribution to further his education and refocus his career on the insurance industry. In 1973, Dan emigrated from Scotland to Canada and, after working for a major international consulting firm, he established Meikleham & Associates in 1983 and served as a consultant to privately held corporations. The five years prior to working with Cormax Mr. Meikleham held positions with:

Company                               Position              Date
-------------------------------------------------------------------------
Cormax Business Solutions Inc.      Controller            April 2000 - Present
London Life Insurance Company       Financial Planner     May 1996 - 1999
The Dream Team, Inc.                Assoc. Producer       February 1999 - August
                                                          1999
Dean Hamilton Venture Capital Fund  Director              February 1999 - August
                                                          1999
Prudential Of America               Financial Planner     August 1989 - May 1996

Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company shareholders and hold office until their death, or until they shall resign or have been removed from office.

Section 16(a) Reporting Delinquencies

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange

Commission regulation to furnish the Company with copies of all Section 16(a) filings. The company has requested, in writing, that all directors, officers, and 10% shareholders comply with section 16(a) written within 30 days of this filing.


Item 10. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2000.




                                   Summary Compensation Table
                                                                                                 All
Name                                                 Restricted        Securities                Other
And                                 Other Annual     Stock             Underlying       LTIP     Compens-
Principle         Salary   Bonus    Compensation     Award(s)          Options/SARs     Payouts  ation
Position Year     ($)      ($)      ($)              ($)               (#)              ($)      ($)
------------------------------------------------------------------------------------------------------

Todd A   2000
Violette          81,000 USD                         0                                  0        CDN$
Chairman
President
------------------------------------------------------------------------------------------------------
Dan      2000     54,000 USD
Meikleham         0                 0                0                                  0        CDN$
Secretary
Controller
------------------------------------------------------------------------------------------------------


Option/SAR Grants Table (None)

Aggregated  Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)



Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Title of Class            Name and Address of       Amount and Nature of         Percent of Class
                                 Beneficial Owner           Beneficial Owner

Class A Common               Todd Violette                       500,000                     2.79%
                             6805 Pyramid Way,
                             Columbia MD 21044
                             and
                             108 Hampshire Grove NW,
                             Calgary AB
Class A Common               Cavalcade of Sports                3,439,000                    19.2%
                             Networks Inc.
                             7272 Wisconsin Ave #300,
                             Bethesda, Maryland
Class A Common               Baker Reese                         800,000                     4.47%
                             Panama City, Panama
Class A Common               Shawn Clarke                        350,000                     1.95%
                             167 Edgeridge View NW,
                             Calgary AB
Class A Common               Dan Meikleham                       500,000                     2.79%
                             115 Lake Mead Cres. SE,
                             Calgary AB
Class A Common               Officers and Directors             1,000,000                    5.58%
                             as a Group



Item 12. Certain Relationships and Related Transactions.

No director, executive officer or nominee for election as a director of Cormax, and no owner of five percent or more of Cormax's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

On August 31, 2000, Cormax entered into an agreement and plan of reorganization whereby the shareholders of Cavalcade of Sports Networks Inc., will receive shares of Watchout! in exchange for 100% of the outstanding shares of Cormax. Concurrently, the board adopted a reverse split of the issued and outstanding shares of Watchout! on a ten-for-one basis.

The issuance of 350,000 shares to Shawn K. Clarke is for services rendered as a member of the Board of Directors of Cormax Business Solutions. As of February 26, 2001, Mr. Clarke resigned as a member of the Board of Directors. The shares are restricted stock that will be registered no later than 2 years from the date of this filing.

Baker Reese is a Panama based Law firm whose services were retained by Cormax for research and development of the expansion of services into Latin American Countries.

Item 13. Exhibits and Reports on Form 8-K.

   (a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

        1. Financial Statements of the Registrant are included under Item 8 hereof.
        2.  Financial Statement Schedules - None.
        3.  Exhibits:

Exhibit #         Description                        Location

3.1               Articles of Incorporation          Exhibit to Annual Report
                                                     on Form 10K  for  Fiscal
                                                     Year ended June 30, 1986

3.2               Bylaws of Registrant               Exhibit to Annual Report
                                                     on Form 10K  for  Fiscal
                                                     Year ended June 30, 1986

3.3               Amendment to Articles of           Exhibit to Form 8-K filed
                  Incorporation                      December 14, 1998

10.1              Share Purchase Agreement           Exhibit to Form 8-K filed
                  March 2000

10.2              Letter of Intent Inter-            Exhibit to Form 8-K filed
                  national Mercantile Corp.          March 2000

10.3              Stock Exchange Agreement           Exhibit to Form 8-K filed
                                                     September 2000

10.4              Employment Agreement of Todd Violette

10.5              Employment Agreement of Dan Meikleham


(b) Reports on Form 8-K.

Incorporated by reference.

8-K Filed October 22, 1999
8-K Filed October 27, 1999
8-K Filed April 6, 2001

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of ____________________, State of _________________ on this _____ day of April,
2001. Cormax Business Solutions Inc.


By:  ________________________________
     President, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                     Date


/s/ Todd Violette                                             April 12, 2001
----------------------     President, Chairman                ------------------
Todd Violette


/s/ Dan Meikleham                                             April 12, 2001
----------------------     Controller, Secretary              ------------------
Dan Meikleham