Form 10KSB/A
period 2000-12-31
CORMAX BUSINESS SOLUTIONS INC
filed 2001-04-18
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transitional year ended: December 31, 2000

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

8-K Filed October 22, 1999
8-K Filed October 27, 1999
8-K Filed April 6, 2001

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of April, 2001. Cormax Business Solutions Inc.

     /s/ Todd Violette
By:  ---------------------------------
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
Dan Meikleham

                         Cormax Business Solutions, Ltd.

                              Financial Statements
                      For the Year Ended December 31, 2000

                             Cormax Solutions, Ltd.

                          Index to Financial Statements





Report of Independent Auditor's..............................................F-1

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Changes in Stockholders' Equity.................................F-4

Statement of Cash Flows......................................................F-5

Notes to Financial Statements.........................................F-6 - F-10

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Cormax Business Solutions, Ltd.
Calgary, AB T2P 3E8

We have audited the accompanying balance sheets of Cormax Business Solutions, Ltd. (formerly known as Watchout!, Inc.) as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in stockholders'
equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cormax Business Solutions, Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 7 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Michael Johnson & Co., LLC
Denver, Colorado
March 28, 2001



                        CORMAX BUSINESS SOLUTIONS, LTD.
                                 Balance Sheets
                           December 31, 2000 and 1999


ASSETS                                                                              2000                       1999
                                                                               ---------------            ----------------
Current Assets:
      Cash                                                                            $ 3,471                         $ -
      Accounts Receivable -trade                                                       62,799                           -
                                                                               ---------------            ----------------
      Total Current Assets                                                             66,270                           -
                                                                               ---------------            ----------------

Investments:                                                                            8,280                           -
                                                                               ---------------            ----------------

Fixed Assets:
      Computer Equipment                                                              111,523                           -
      Computer Software                                                                 6,921                           -
      Furniture & Fixtures                                                             26,151                           -
                                                                               ---------------            ----------------
                                                                                      144,595                           -
      Less Accumulated Depreciation                                                   (14,921)                          -
                                                                               ---------------            ----------------
      Net Fixed Assets                                                                129,674                           -
                                                                               ---------------            ----------------

Other Assets:
      Organizational Costs                                                                  -                      15,250
      Less Accumulated Amortization                                                         -                      (6,100)
                                                                               ---------------            ----------------
      Total Other Assets                                                                    -                       9,150
                                                                               ---------------            ----------------

TOTAL ASSETS                                                                        $ 204,224                     $ 9,150
                                                                               ===============            ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts Payable - trade                                                      $ 783,282                   $ 475,989
      Accrued Expenses                                                                105,682                     431,642
      Accrued Interest Payable                                                         98,467                     139,639
      Due to Stockholders                                                                   -                     466,445
      Notes Payable                                                                   250,000                     450,000
                                                                               ---------------            ----------------
      Total Current Liabilities                                                     1,237,431                   1,963,715
                                                                               ---------------            ----------------

Stockholders' Equity:
      Preferred Stock, No par value, 10,000,000 shares
      authorized, no shares issued or outstanding
      Common Stock, Par Value $.001, 50,000,000 shares                                      -                           -
       authorized,  12,051,921 and 1,503,024, issued and outstanding
       at December 31, 2000 and 1999, respectively                                     12,052                       1,503
      Additional Paid-In Capital                                                    3,483,855                   1,003,029
      Retained Deficit                                                             (4,529,114)                 (2,959,097)
                                                                               ---------------            ----------------
      Total Stockholders' Equity                                                   (1,033,207)                 (1,954,565)
                                                                               ---------------            ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 204,224                     $ 9,150
                                                                               ===============            ================


    The accompanying notes are an integral part of the financial statements.


                        CORMAX BUSINESS SOLUTIONS, LTD.
                            Statements of Operations
                 For the Years Ended December 31, 2000 and 1999


                                                            2000                         1999
                                                       ----------------            -----------------
REVENUES:                                                    $ 194,620                          $ -

EXPENSES:
      Selling and Marketing                                    912,366                            -
      General and Administrative                             1,498,062                       12,130
                                                       ----------------            -----------------
      Total Expenses                                         2,410,428                       12,130
                                                       ----------------            -----------------

OTHER REVENUES & EXPENSES:
      Interest Expense                                         (34,067)                     (34,068)
      Interest Income                                              240                            -
      Loss on Investments                                     (291,720)                           -
                                                       ----------------            -----------------
      Total Other Revenues & Expenses                         (325,547)                     (34,068)
                                                       ----------------            -----------------

Extraordinary item - debt forgiveness                          971,338                            -
                                                       ----------------            -----------------

NET INCOME (LOSS)                                          $(1,570,017)                   $ (46,198)
                                                       ================            =================

Per Share Information:
      Weighted average number
      of common shares outstanding                          12,051,000                   15,030,245
                                                       ----------------            -----------------

Net Loss per common share                                      $ (0.13)                     $ (0.01)
                                                       ================            =================



    The accompanying notes are an integral part of the financial statements.



                        CORMAX BUSINESS SOLUTIONS, LTD.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999


                                                                         2000                      1999
                                                                     --------------             ------------

Cash Flows from Operating Activities:
       Net Loss                                                        $(1,570,017)                $(46,198)
       Adjustments to reconcile Net Loss to net cash
         used in operating activities:
         Depreciation and Amortization                                      14,921                    3,050
         Stock issued for services                                       2,453,830
         Debt Forgiveness                                                 (971,338)
         Changes in Assets & Liabilities:
         (Increase) in Accounts Receivable                                 (62,799)                       -
         Increase in Accounts Payable                                      307,293                    8,500
         Increase in Accrued Expenses                                      (23,824)                  34,068
                                                                     --------------             ------------
Net Cash Used In Operating Activities                                      148,066                     (580)
                                                                     --------------             ------------

Cash Flows from Investing Activities
       Other capital expenditures                                         (144,595)                       -
                                                                     --------------             ------------
Cash Flows Used In Investing Activities                                   (144,595)                       -
                                                                     --------------             ------------

Cash Flows from Financing Activities
       Proceeds from stock issuance                                              -                        -
       Short-term borrowings                                                     -                        -
       Note principal payments                                                   -                        -
                                                                     --------------             ------------
Cash Flows Provided By Financing Activities                                      -                        -
                                                                     --------------             ------------

Net (Decrease) Increase in Cash and Cash Equivalents                         3,471                     (580)

Cash and Cash Equivalents at Beginning of Period                                 -                      580
                                                                     --------------             ------------

Cash and Cash Equivalents at End of Period                                $  3,471                      $ -
                                                                     ==============             ============



Supplemental Information:
       Interest Paid                                                       $ 7,735                  $ 7,101
                                                                     ==============             ============
       Income Taxes Paid                                                       $ -                      $ -
                                                                     ==============             ============


   The accompanying notes are an integral part of these financial statements.



                                        CORMAX BUSINESS SOLUTIONS, LTD.
                             Statements of Changes in Stockholders' Equity (Deficit


                                                                                   Additional        Retained            Total
                                                Common Stock                        Paid-In          Earnings        Stockholders'
                                                  Shares            Amount          Capital          (Deficit)           Equity
                                                -----------      ------------     ------------      -----------     ---------------

Balance - December 31, 1997                         1,503,024          $ 1,503      $1,003,029       $(2,056,003)       $(1,051,471)

Net Loss                                                    -                -               -          (856,896)          (856,896)
                                             -----------------   --------------   -------------   ---------------   ----------------
Balance -  December 31, 1998                        1,503,024            1,503       1,003,029        (2,912,899)        (1,908,367)
                                             -----------------   --------------   -------------   ---------------   ----------------
Net Loss                                                    -                -               -           (46,198)           (46,198)
                                             -----------------   --------------   -------------   ---------------   ----------------
Balance - December 31, 1999                         1,503,024            1,503       1,003,029        (2,959,097)        (1,954,565)
                                             -----------------   --------------   -------------   ---------------   ----------------
Stock issued for cancellation of debt                  35,000               35          34,965                 -             35,000
Stock issued for services                           8,003,897            8,004       2,445,826                 -          2,453,830
Stock issued for subsidiary                         2,510,000            2,510               -                 -              2,510
Net Loss for year ended                                     -                -               -        (1,570,017)        (1,570,017)
                                             -----------------   --------------   -------------   ---------------   ----------------
Balance -  December 31, 2000                       12,051,921           12,052       3,483,820        (4,529,114)        (1,033,242)
                                             =================   ==============   =============   ===============   ================



   The accompanying notes are an integral part of these financial statements.

                             Cormax Solutions, Ltd.
                          Notes to Financial Statements
                                December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

         Nature of Business

          Cormax Solutions, Ltd. (the "Company") was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in organizational activities. In 1997, the Company acquired two entities: Watchout, a California corporation, and Goldpoint International, a limited liability company. In November of 1998, the corporation changed its name to Watchout!, Inc.

         On September 1, 2000, the Company acquired Cormax Business Solutions, Ltd., an Alberta Canada incorporated company, utilizing the purchase method of accounting. Acquisition was effected through the issue of 25,100,000 common shares of the company, constituting approximately 50.24% of the shares after the acquisition, in exchange for all the outstanding shares of Cormax Business Solutions, Ltd. The Company changed its name to Cormax Business Solutions, Ltd. on February 26, 2001.

         The Company's fiscal year end is December 31.

         Basis of Accounting:

         These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

         Cash and Cash Equivalents

         For the purpose of the statement of cash flows, cash and cash equivalents include cash in bank and money market accounts.

         Income Taxes:

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         Net earning (loss) per share

         Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

                             Cormax Solutions, Ltd.
                          Notes to Financial Statements
                                December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):


         Property and Equipment

         The Company follows the practice of capitalizing property and equipment over $250 at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives. Depreciation expense for the year was $14,921.

                  Computer Equipment                                   5 years
                  Computer Software                                    3 years
                  Furniture & Fixtures                                 5 years

         Revenue Recognition

         Product Sales are sales of on-line products and specialty items. Revenue is recognized at the time of sale.

         Fair Value of Financial Instruments

         The carrying amount of accounts receivable, accounts payable, notes payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

         Other Comprehensive Income

         The Company has no material  components of other  comprehensive  income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 2 -INVESTMENTS

         The Company purchased 483,000 shares of Micromatix.net , a publicly traded company, for $300,000. On August 8, 2000, the board of directors of Micromatix.net approved a 7 to 1 reverse split and is traded under the OTCBB symbol "IMTE". At December 31, 2000 the market value of this stock was $8,280.

         In February 2000, the Company entered into a memorandum of understanding to make an investment in MJAC Communication (MJAC). In consideration for 2,500,000 shares of restricted stock, the Company was to receive a 51% ownership stake in MJAC. MJAC holds the marketing and licensing rights to become a level one Internet Service Provider in the greater Washington, DC area. This understanding was subsequently rescinded on June 20, 2000.

NOTE 3 -NOTES PAYABLE

         Following is a summary of Notes Payable at December 31, 2000:

         Note Payable to individual, 12%, unsecured, due on demand     $166,000

         Note Payable to individual, 12%, unsecured, due on demand       84,000
                                                                       --------

                                                                       $250,000

                             Cormax Solutions, Ltd.
                          Notes to Financial Statements
                                December 31, 2000

NOTE 4 - CAPITAL STOCK TRANSACTIONS

        On October 13, 2000, the Company's Board of Directors and shareholders approved a 10 to 1 reverse split of common stock. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

NOTE 5 - DEBT FORGIVENESS

         During the year, stockholders of the Company forgave loans payable of $622,945, along with $77,241 of accrued interest, and $271,152 of accrued expenses.

NOTE 6 - INCOME TAXES

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                   $4,529,114
            Valuation allowance for deferred tax assets        (4,529,114)
                                                               ----------
         Net deferred tax assets                               $        -
                                                               ==========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $4,529,114 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 7 -GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $1,570,017 for the current year and has experienced significant losses in prior years. At December 31, 2000, current liabilities exceed current assets by $1,171,161.

          The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                             Cormax Solutions, Ltd.
                          Notes to Financial Statements
                                December 31, 2000

NOTE 8 -SUBSEQUENT EVENTS:

         On March 13, 2001 the Company entered into an agreement to purchase all of the issued and outstanding common shares of Expanded Systems, Inc. (Expanded). Expanded is a private company engaged in the business of installing wireless facilities and is a reseller of wireless equipment. The effective date of purchase was March 15, 2001. The purchase price of the common shares was $200,000 Canadian dollars, and was paid by the issuance of 400,000 shares of the Company's registered trading common stock. The Company's shares are held by an escrow agent and liquidated in satisfaction of the purchase price over a period of nine months. Should the escrow agent realize less than the $200,000 Canadian dollars from the shares, the Company is required to pay the shortfall in cash within seven days following the end of the liquidation period. In the event there are shares remaining in the escrow account after realizing the $200,000, the escrow agent is to return the excess shares to the treasury of the Company.