Form 10QSB
period 2001-03-31
CORMAX BUSINESS SOLUTIONS INC
filed 2001-05-21
CIK 736314

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

        For the Transition Period From _______________ to _______________



                             -----------------------
                            (Commission File Number)


                         CORMAX BUSINESS SOLUTIONS INC.
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                                 WATCHOUT! INC.
                               ------------------
                           (Former Name of Registrant)

         UTAH                                            84-0959153
-------------------------------                 ------------------------
(State or other Jurisdiction of                        (IRS Employer
 Incorporation or organization)                   Identification Number)

           #250 708, 11th Ave S.W., Calgary, Alberta, Canada, T2R 0E4
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (888) 261-2887
                               ------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (X) YES           ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2001
                                           ----------------


         CLASS                                   Outstanding at March 31, 2001
----------------------------                     -----------------------------
Common Stock $.001 Par Value                              14,879,921

                         CORMAX BUSINESS SOLUTIONS INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED MARCH 31,2001

                                                                                     PAGE
                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance Sheet at March 31, 2001                                                3

         Statement of Operations for the Period January 1, 2001 to March 31, 2001       4

         Statement of Cash Flow for the Period January 1, 2001 to March 31, 2001        5

         Notes to Financials                                                            6

Item 2. Management's Discussion and Analysis or Plan of Operation.                      7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                               8

Item 2. Changes in Securities and Use of Proceeds                                       8

Item 4. Submission of Matters to a Vote of Security Holders                             8

Item 5. Other Information                                                               8

Item 6. Exhibits and Reports on Form 8-K                                                8

Signatures                                                                              9

                         PART I - FINANCIAL INFORMATION
                         CORMAX BUSINESS SOLUTIONS INC.

Item 1. Financial Statements

                         CORMAX BUSINESS SOLUTIONS INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                                         March 31,       December 31,
ASSETS                                                                     2001              2000
                                                                       ------------      ------------
Current Assets:
    Cash                                                                $    47,891      $     3,471
    Accounts Receivable -trade                                            1,192,531           62,799
     Inventory                                                               31,998             --
     Prepaid Expenses                                                          --               --
                                                                        -----------      -----------
    Total Current Assets                                                  1,272,420           66,270
                                                                        -----------      -----------

Investments:                                                                  8,280            8,280
                                                                        -----------      -----------

Fixed Assets:
    Computer Equipment                                                      147,890          111,523
    Computer Software                                                         4,438            6,921
    Furniture & Fixtures                                                     43,600           26,151
                                                                        -----------      -----------
                                                                            195,928          144,595
    Less Accumulated Depreciation                                           (18,650)         (14,921)
                                                                        -----------      -----------
    Net Fixed Assets                                                        177,278          129,674
                                                                        -----------      -----------

Other Assets:
     Goodwill                                                               159,974             --
     Less Accumulated Amortization                                             --               --
                                                                        -----------      -----------
     Total Other Assets                                                     159,974             --
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 1,617,952      $   204,224
                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable - trade                                            $ 1,618,193      $   783,282
    Accrued Expenses                                                         96,466          105,682
    Accrued Interest Payable                                                100,215           98,467
    Due to Stockholders                                                      61,204             --
    Notes Payable - current portion                                         271,135          250,000
                                                                        -----------      -----------
    Total Current Liabilities                                             2,147,213        1,237,431
                                                                        -----------      -----------


Long-Term Debt - Notes payable                                               10,989             --
                                                                        -----------      -----------

TOTAL LIABILITIES                                                         2,158,202        1,237,431
                                                                        -----------      -----------


Stockholders' Equity:
    Preferred Stock, No par value, 10,000,000 shares
     authorized, no shares issued or outstanding
     common Stock, Par Value $.001, 50,000,000 shares
     authorized,  14,951,921 and 12,051,921, issued and outstanding
     at March 31, 2001 and December 31, 2000, respectively                   14,951           12,052
    Additional Paid-In Capital                                            3,889,505        3,483,855
    Retained Deficit                                                     (4,444,706)      (4,529,114)
                                                                        -----------      -----------
    Total Stockholders' Equity                                             (540,250)      (1,033,207)
                                                                        -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 1,617,952      $   204,224
                                                                        ===========      ===========

                         CORMAX BUSINESS SOLUTIONS INC.
                             Statement of Operations
                                 for the Period
                        January 1, 2001 to March 31, 2001
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                          -------------------------------
                                               2001             2000
                                          -------------------------------


REVENUES:                                 $    110,970      $       --

EXPENSES:
      Selling and Marketing                       --               8,500
     General and Administrative                133,996           159,571
                                          ------------      ------------
     Total Expenses                            133,996           168,071
                                          ------------      ------------

OTHER REVENUES & EXPENSES:
      Interest Expense                            --                --
      Interest Income                             --                --
      Other Income                              42,695              --
      Other Expenses                           (54,981)             --
                                          ------------      ------------
      Total Other Revenues & Expenses          (12,286)             --
                                          ------------      ------------

Extraordinary item - debt forgiveness          119,720           902,960
                                          ------------      ------------

NET INCOME (LOSS)                         $     84,408      $    734,889
                                          ============      ============

Per Share Information:
     Weighted average number
     of common shares outstanding           14,879,921        15,205,245
                                          ------------      ------------

Net Income (Loss) per common share        $       0.01      $      (0.01)
                                          ============      ============

                         CORMAX BUSINESS SOLUTIONS INC.
                             Statement of Cash Flow
                                 for the Period
                        January 1, 2001 to March 31, 2001
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                          -----------------------------
                                                               2001             2000
                                                          -----------------------------
Cash Flows from Operating Activities:
      Net Income                                          $    84,408      $   734,889
      Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and Amortization                           3,729             --
        Stock issued for services                              80,281
        Debt Forgiveness                                     (119,720)        (902,960)
        Goodwill                                              159,974             --
        Changes in Assets & Liabilities:
        (Increase) in Accounts Receivable                  (1,129,732)            --
        Increase in Inventory                                 (31,998)            --
        Decrease in Prepaid Expenses                             --             (2,500)
        Increase in Accounts Payable                          834,911            6,285
        Increase in Accrued Expenses                           (7,468)             938
                                                          -----------      -----------
Net Cash Used In Operating Activities                        (125,615)        (163,348)
                                                          -----------      -----------

Cash Flows from Investing Activities
      Purchase of investments                                    --           (636,500)
      Capital expenditures                                    (16,607)            --
                                                          -----------      -----------
Cash Flows Used In Investing Activities                       (16,607)        (636,500)
                                                                           -----------

Cash Flows from Financing Activities
      Proceeds from stock issuance                             93,314             --
      Due to stockholders                                      61,204             --
      Proceeds from notes payable                              32,124          811,500
      Note principal payments                                    --               --
                                                          -----------      -----------
Cash Flows Provided By Financing Activities                   186,642          811,500
                                                          -----------      -----------

Net (Decrease) Increase in Cash and Cash Equivalents           44,420           11,652


Cash and Cash Equivalents at Beginning of Period                3,471             --
                                                          -----------      -----------

Cash and Cash Equivalents at End of Period                $    47,891      $    11,652
                                                          ===========      ===========



Supplemental Information:
      Interest Paid                                       $      --               --
                                                          ===========      ===========
      Income Taxes Paid                                   $      --        $      --
                                                          ===========      ===========

                         CORMAX BUSINESS SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Cormax Business Solutions, Ltd., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

2.       Acquisition of Expanded Systems Solutions

         On March 13, 2001 the Company entered into an agreement to purchase all of the issued and outstanding common shares of Expanded Systems Solutions, Inc. (Expanded). Expanded is a private company engaged in the business of installing wireless facilities and is a reseller of wireless equipment. The purchase became effective on March 20, 2001. The purchase price of the common shares was $200,000 U.S. dollars, and was paid by the issuance of 400,000 shares of the Company's common stock. The Company's shares are held by an escrow agent and are to be liquidated in satisfaction of the purchase price over a period of nine months. Should the escrow agent realize less than the $200,000 from the shares, the Company is required to pay the shortfall in cash within seven days following the end of the liquidation period. In the event there are shares remaining in the escrow account after realizing the $200,000, the escrow agent is to return the excess shares to the treasury of the Company. The company has accounted for the acquisition of the shares of Expanded as a purchase and the excess of the purchase price over the underlying net asset value of Expanded is shown as goodwill in the amount of $239,960.82 CDN on the balance sheet at March 31, 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation.


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

Result of Operations

During the three-month periods ended March 31, 2001, we had revenues of $110,970 compared to nil in the same period in 2000. We incurred general and administrative expenses of $133,996 for the three-month period ended March 31, 2001 and $168,071 for the three-month period ended March 31, 2000. Net loss in the three-month periods ended March 31, 2001 was ($84,409) or $.01 per share compared to net income of $734,889 or ($.01) per share in the same period 2000. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000 is primarily attributable to the decrease in employee levels which went from a high of twenty five to our current level of eleven employees.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2000 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the quarter ended March 31, 2001, we were unable to generate positive cash flow. No assurance can be given that we will be able to achieve our cash flow or obtain our additional financing.

We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At March 31, 2001 we had an accumulated deficit of $4,444,706 compared to accumulated deficits of $2,224,208 and $4,529,114 at March 31, 2000 and December 31, 2000,
respectively. As at March 31, 2001, we had total current assets of $1,272,420 and total current liabilities of $2,147,213 or negative working capital of $813,589. At December 31, 2000, we had total current assets of $66,270 and total current liabilities of $1,237,431 or negative working capital of $1,171,161. At March 31, 2000 we had total current assets of $16,181, and total current liabilities of $1,845,569 or negative working capital of $1,864,388. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

On February 26, 2001, as prescribed by the Utah Corporation Code, by a vote of a majority of the shareholders based on the shares outstanding, the total number of shares that the corporation may authorize to issue is 500,000,000 shares of common stock having a par value of $.001

Item 4. Submission of Matters to a Vote of Security Holders

April 12, 2001 a meeting of the Board of Directors was called to order at 12:30 P.M. at the corporate office in Calgary, Alberta. Mr. Todd Violette, President made a motion to appoint Mr. Grahame Entwistle to the Board of Directors. The motion was seconded by the Secretary, Mr. Dan Meikleham, and approved. Mr. Grahame Entwistle was appointed as Director of Business Development.

Item 5. Other Information

As of May 1, 2001 the Cormax Corporate Head Office has moved to #250, 708-11th Ave S.W., Calgary, Alberta, Canada.

Item 6. Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K during the first quarter ending March 31, 2001. During the first quarter an event of material importance took place, for this information refer to Form 8-K filed April 6, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cormax Business Solutions Inc.


BY: /s/ Todd Violette
--------------------------------
Todd Violette, President

Dated: This 18th day of May 2001.