Form 10QSB
period 2001-06-30
CORMAX BUSINESS SOLUTIONS INC
filed 2001-08-20
CIK 736314

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended June 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the Transition period from_______________ to _______________


                                    000-11424
                             -----------------------
                            (Commission File Number)



                         CORMAX BUSINESS SOLUTIONS INC.
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               UTAH                                                   84-0959153
-------------------------------                     ----------------------------
(State of other Jurisdiction of                     (IRS Employer Identification
Incorporation or Organization)                      Number)


          #250, 708 11th Avenue S.W., Calgary, Alberta, Canada, T2R 0E4
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  877-322-8822
                                 --------------
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (X) Yes             ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUER'S

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2001


         CLASS                                      Outstanding at June 30, 2001
----------------------------                        ----------------------------
Common Stock $.001 Par Value                                 23,904,921

                         CORMAX BUSINESS SOLUTIONS INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2001



PART 1 - FINANCIAL INFORMATION                                            PAGE

ITEM 1. Financial Statements

   Consolidated Balance Sheet as of
   June 30, 2001 (Unaudited) and December 31, 2000                            3

   Consolidated Statement of Operations
   for the Three and Six month period Ended June 30, 2001 and 2000
   (Unaudited)                                                                4

   Consolidated Statement of Cash Flows
   for the Six month period ended June 30, 2001 and 2000 (Unaudited)          5

   Statements of Changes in Stockholders Equity (Deficit)                     6

   Notes to Consolidated Financial Statements
   (Unaudited) as of June 30, 2001                                            7

   Management Discussion and Analysis

ITEM 2. Management's Discussion and Analysis or Plan of Operation.            7

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        Form 8-K filed on April 6, 2001

        Form 8-K/A filed June 20, 2001

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements


                        CORMAX BUSINESS SOLUTIONS, LTD.

                              Financial Statements
                  For the Six Month Period Ended June 30, 2001



                         Cormax Business Solutions Inc.
                           Consolidated Balance Sheet
                               As of June 30, 2001
                              and December 31, 2000

                                                    (unaudited)       (audited)
                                                    June 30,'01       Dec. 31.'00
                                                    -----------       -----------
ASSETS
     Current Assets
         Cash                                       $       334       $     3,471
         Accounts Receivable-trade                      402,824            62,799
         Work in Progress                                18,877
         Inventory                                       31,725
         Prepaid Expenses                                11,267
                                                    -----------       -----------
     Total Current Assets                               465,027            66,270
                                                    -----------       -----------
     Investments                                         12,935             8,280
                                                    -----------       -----------

     Fixed Assets
         Computer Equipment                             112,400           111,523
         Computer Software                                4,545             6,921
         Furniture & Fixtures                            30,762            26,151
                                                    -----------       -----------
                                                        147,707           144,595
         Less Accumulated Depreciation                  (32,730)          (14,921)
                                                    -----------       -----------
         Net Fixed Assets                               114,976           129,674
                                                    -----------       -----------
     Other Assets
         Goodwill                                       166,050
         Less Accumulated Amortization                   (4,000)
                                                    -----------       -----------
     Total Other Assets                                 162,050
                                                    -----------       -----------
TOTAL ASSETS                                        $   754,989       $   204,224
                                                    ===========       ===========
LIABILITIES & EQUITY
     Liabilities

Current Liabilities

         Bank Overdraft                                  47,511
         Accounts Payable-trade                         449,807           783,282
         Accrued Expenses                               111,771           105,682
         Accrued Interest Payable                        99,361            98,467                                  Notes
         Payable-Current Portion                        268,823           250,000
                                                    -----------       -----------
         Total Current Liabilities                      977,273         1,237,431
                                                    -----------       -----------

         Long-Term Debt
             Notes Payable                                8,967                -
             Due to Stockholders                        106,977                -
                                                    -----------       -----------
             Total Long-Term Debt                       115,944

TOTAL LIABILITIES                                     1,093,217         1,237,431

     Shareholders' Equity (Deficit):
         Preferred Stock, no par Value, 10,000,000
         Shares authorized, no shares issued and
         Outstanding Common Stock, Par Value $.001
         500,000,000 shares authorized, 23,504,921
         issued and outstanding at June 30, 2001
         and December 31, 2000, respectively             23,505            12,052
     Additional Paid-In Capital                       4,562,111         3,483,855
     Deficit                                         (4,923,911)       (4,529,114)
                                                    -----------       -----------
     Total Shareholders Equity                         (338,228)       (1,033,207)
                                                    -----------       -----------
TOTAL LIABILITIES & EQUITY                          $   754,989       $   204,224
                                                    ===========       ===========



    The accompanying notes are an integral part of these financial statements


                         Cormax Business Solutions Inc.
                      Consolidated Statement of Operations
                    For the Three and Six month periods Ended
                       June 30, 2001 and 2000 (Unaudited)


                                            Three Months Ended                  Six Months Ended

                                    June 30, 2001    June 30, 2000     June 30,2001     June 30, 2000
                                    ---------------  ---------------   ---------------  ---------------

REVENUES:                           $       334,368  $        -        $       445,338  $        -

COST OF GOODS SOLD:                         213,199                            213,199           -
                                    ---------------  ---------------   ---------------  ---------------

GROSS PROFIT                                121,169           -                232,139           -
                                    ---------------  ---------------   ---------------  ---------------

OPERATING EXPENSES:
         Selling and Marketing               54,739           -                 54,739           -
         General and Administrative        492,590        3,322,818          626,586          3,425,382
                                    ---------------  ---------------   ---------------  ---------------
         Total Expenses                     547,329        3,322,818           681,325        3,425,382
                                    ---------------  ---------------   ---------------  ---------------


OTHER REVENUES & EXPENSES:
         Interest Expense                     1,172                              1,172
         Interest Income                      2,386                              2,386
         Other Income                             3                             42,698
         Other Expenses                          79                             55,060
         Depreciation Expense                14,080              763            14,080            1,525
         Loss on Sale of Assets              40,104                             40,104
                                    ---------------  ---------------   ---------------  ----------------
Total Other Revenues & Expenses             (53,046)            (763)          (65,332)          (1,525)
                                    ---------------  ---------------   ---------------  ----------------

Extraordinary Item -Cancellation of Debt                      -                119,720

NET INCOME (LOSS)                   $       (479,205)$    (3,323,581)  $      (394,797) $    (3,426,907)
                                    ================ ================  ================ ================

Per Share information:
         Weighted Average Number
         Of Common Shares Outstanding    19,192,421       17,760,245        16,812,254        17,760,245
                                    ---------------- ----------------  ---------------- ----------------

Net (loss) Per Common Share         $          (0.02)$         (0.19)  $         (0.02) $          (0.19)
                                    ================ ================  ================ =================



     The accompanying notes are an integral part of this financial statement





                         Cormax Business Solutions Inc.
                      Consolidated Statement of Cash Flows
                     For the Six months ended June 30, 2001
                               And June 30, 2000
                                   (Unaudited)


                                                                       (unaudited)      (unaudited)
                                                                       Six Months Ended Six Months Ended
                                                                       June 30, 2001    June 30, 2000
                                                                       ---------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                                $      (394,797) $   (3,427,312)

Adjustments to reconcile net income to net cash
         Used in operating activities:
         Depreciation and Amortization                                          21,809           1,524
         Stock Issued for Services                                             400,574       3,116,250
         Debt Forgiveness                                                     (119,720)
         Changes in Assets and liabilities:
         (Increase) In Accounts Receivable                                    (340,025)
         (Increase) In Inventory                                               (50,602)
         (Decrease) in Prepaid Expenses                                        (11,267)        (11,016)
         (Decrease) in Accounts Payable & Accrued Expenses                    (326,491)        (12,119)
                                                                        ---------------  ---------------
Net Cash used in Operating Activities                                         (850,519)       (332,673)
                                                                        ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of Expanded Systems                                       481,649
         Purchase of Investments                                                (4,655)     (1,131,530)
         Proceeds From Sale of Fixed Assets                                      7,674
         Capital Expenditures                                                   (3,112)
                                                                       ---------------  ---------------
              Net Cash Used in Investing Activities                            481,556      (1,131,530)
                                                                       ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Stock Issued for Cash                                                 153,549
         Increase in Notes Payable                                              18,823          27,784
         Bank Overdraft                                                         47,511
         Advances form Stockholders                                            106,977
         Proceeds From Notes Payable                                             8,967       1,563,660
                                                                       ---------------  ---------------
         Cash Flows Provided by Financing Activities                           335,827        1,591,444
                                                                       ---------------  ---------------


         Net (decrease) Increase in Cash and Cash Equivalents                  (3,137)         127,241


         Cash And Cash Equivalents at Beginning of the Period                   3,471           -
                                                                       ---------------  ---------------

         Cash and Cash Equivalents at the End of the Period            $           334  $      127,241
                                                                       ===============  ===============

Supplemental Information:

         Interest Paid                                                 $        -       $          404
                                                                       ===============  ===============
         Income Taxes Paid                                             $        -       $      -
                                                                       ===============  ===============



     The accompanying notes are an integral part of this financial statement



                                                    Cormax Business Solutions Inc.
                                                        Statement of Changes in
                                                         Stockholders' Equity


                           Common Stock                      Additional        Retained         Total
                           --------------------              Paid-in           Earnings         Stockholders'
                           Shares           Amounts          Capital           (Deficit)           Equity
                           ---------        ----------        ----------        ------------     ------------

Balance-December 31,1997        $1,503,024     $    1,503        $1,003,029        $(1,051,471)      $(1,051,471)


Net Loss                        -                -                 -                  (856,896)         (856,896)
                                ---------        ----------        ----------        ------------     ------------
Balance December 31,1998        1,503,024             1,503         1,003,029         2,912,899       (1,908,367)
                                ---------        ----------        ----------        ------------     ------------


Net Loss                        -                -                 -                    (46,198)         (46,198)
                                ---------        ----------        ----------        ------------     ------------
Balance December 31, 1999       1,503,024             1,503         1,003,029        (2,959,097)      (1,954,565)
                                ---------        ----------        ----------        ------------     ------------


Stock Issued for Cancellation      35,000                35            35,000                -            35,035
Stock Issued for Services       8,003,897             8,004         2,445,826                -         2,453,830
Stock Issued for Subsidiary     2,510,000             2,510                 -                -             2,510
Net loss for Year Ended         -       -                 -        (1,570,017)       (1,570,017)
                                ---------        -----------        ----------       ------------     ------------
Balance-December 31,2000        12,051,921           12,052         3,483,855        (4,529,114)      (1,033,207)
                                ---------        -----------        ----------       ------------     ------------



Stock Issued for Expanded
Systems                           400,000               400           232,605                -           233,072
Stock Issued for Cancellation   1,375,000             1,375           301,206                -           302,581
Stock Issued for Services       4,170,000             4,170           396,404                -           400,574
Stock Issued for Cash           5,508,000             5,508           148,041                -           153,549
Net income for Period           -                -                 -                   (394,797)        (394,797)
                                ---------        -----------       -----------      -------------    ------------
Balance-June 30, 2001           23,504,921           23,505         4,562,111        (4,923,911)        (338,228)
                                ---------        -----------       -----------      -------------    ------------



     The accompanying notes are an integral part of this financial statement

                         CORMAX BUSINESS SOLUTIONS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cormax Business Solutions, Ltd., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.



2.       Acquisition of Expanded Systems Solutions

     On March 13, 2001 the Company entered into an agreement to purchase all of the issued and outstanding common shares of Expanded Systems Solutions, Inc. (Expanded). Expanded is a private company engaged in the business of installing wireless facilities and is a reseller of wireless equipment. The purchase became effective on March 30, 2001. The purchase price of the common shares was $200,000, and was paid by the issuance of 400,000 shares of the Company's common stock. The Company's shares are held by an escrow agent and are to be liquidated in satisfaction of the purchase price over a period of nine months. Should the escrow agent realize less than the $200,000 from the shares, the Company is required to pay the shortfall in cash within seven days following the end of the liquidation period. In the event there are shares remaining in the escrow account after realizing the $200,000, the escrow agent is to return the excess shares to the treasury of the Company. The company has accounted for the acquisition of the shares of Expanded as a purchase and the excess of the purchase price over the underlying net asset value of Expanded is shown as goodwill in the amount of $166,050 on the balance sheet at June 30, 2001.

ITEM 2. Management's Discussion and Analysis and Results of Operations

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

Result of Operations

During the three-month periods ended June 30, 2001, we had revenues of $334,368 compared to nil in the same period in 2000. We incurred general and administrative expenses of $306,386 for the six-month period ended June 30, 2001 and $3,425,382 for the six-month period ended June 30, 2000. Net loss in the three-month periods ended June 30, 2001 was ($479,205) or ($.02) per share compared to net loss of ($3,323,581) or ($.19) per share in the same period 2000. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000 is primarily attributable to the decrease in payroll expenses and consulting fees.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2000 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the quarter ended June 30, 2001, we were unable to generate positive cash flow. No assurance can be given that we will be able to achieve our cash flow or obtain our additional financing.

We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At June 30, 2001 we had a retained deficit of ($4,923,911) compared to retained deficits of ($6,523,818.21) and ($4,529,114) at June 30, 2000 and December 31, 2000,
respectively. As at June 30, 2001, we had total current assets of $465,027 and total current liabilities of $977,273 or negative working capital of ($512,246). At December 31, 2000, we had total current assets of $66,270 and total current liabilities of $1,237,431 or negative working capital of ($1,171,161). At June 30, 2000 we had total current assets of $138,257.32, and total current liabilities of $3,680,448.53 or negative working capital of ($3,542,191.21). We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

                          PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

Form 8-K filed April 6, 2001 for the acquisition of Expanded Systems Solutions Inc. An amendment to Form 8-K was filed June 20, 2001, including audited and pro forma financials for the acquisition of Expanded Systems Solutions Ltd. as disclosed in Form 8-K, April 6, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cormax Business Solutions Inc.


BY: /s/ Todd Violette
    ----------------------------
    Todd Violette, President

Dated: This 17th day of August 2001