Form 10QSB
period 2001-09-30
CORMAX BUSINESS SOLUTIONS INC
filed 2001-11-20
CIK 736314

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly period ended September 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition period from _______________ to _______________


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

                           (X) Yes                 ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2001


         CLASS                               Outstanding at September 30, 2001
----------------------------                 ---------------------------------
Common Stock $.001 Par Value                          22,500,160

                         CORMAX BUSINESS SOLUTIONS INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART 1 - FINANCIAL INFORMATION                                           PAGE

ITEM 1. Financial Statements

         Consolidated Balance Sheet as of
         September 30, 2001 (Unaudited) and December 31, 2000            F-1

         Consolidated Statement of Operations for the Three and Nine
         month period Ended September 30, 2001 and 2000 (Unaudited)      F-2

         Consolidated Statement of Cash Flows for the Nine
         month period ended September 30, 2001 and 2000 (Unaudited)      F-3

         Statements of Changes in Stockholders' Equity (Deficit)         F-4

         Notes to Consolidated Financial Statements
         (Unaudited) as of September 30, 2001                            F-5
         Management Discussion and Analysis

ITEM 2. Management's Discussion and Analysis or Plan of Operation.       7


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                11


ITEM 2. CHANGES IN SECURITIES                                            11


ITEM 3. DEFAULT UPON SENIOR SECURITIES                                   11


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11


ITEM 5. OTHER INFORMATION                                                11


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 11

                           Michael Johnson & Co., LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                                 (303) 796-0099
                              FAX: (303) 796-0137




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cormax Business Solutions, Inc.
Calgary, Canada

We have reviewed the accompanying balance sheet of Cormax Business Solutions, Inc.. as of September 30, 2001 and the related statements of operations for the three month and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
November 15, 2001

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

                         Cormax Business Solutions Inc.
                           Consolidated Balance Sheet
                            As of September 30, 2001
                              and December 31, 2000


                                               (unaudited)       (audited)
                                               Sept. 30, 2001      Dec. 31, 2000
                                               -----------       -----------

ASSETS
     Current Assets
         Cash                                  $    54,074       $     3,471
         Accounts Receivable-trade                  56,805            62,799
         Work in Progress                          101,061
         Inventory                                  30,630
         Prepaid Expenses                           10,900
                                               -----------       -----------
     Total Current Assets                          253,470            66,270
                                               -----------       -----------
     Investments                                    12,485             8,280
                                               -----------       -----------
     Fixed Assets
         Computer Equipment                        108,509           111,523
         Computer Software                           4,955             6,921
         Furniture & Fixtures                       29,690            26,151
                                               -----------       -----------
                                                   143,154           144,595
         Less Accumulated Depreciation             (40,053)          (14,921)
                                               -----------       -----------
         Net Fixed Assets                          103,101           129,674
                                               -----------       -----------
     Other Assets
         Other Assets                               12,497
         Goodwill                                  166,050
         Less Accumulated Amortization              (6,000)
                                               -----------       -----------
     Total Other Assets                            172,547
                                               -----------       -----------
TOTAL ASSETS                                   $   541,603       $   204,224
                                               ===========       ===========
LIABILITIES & EQUITY
     Liabilities

Current Liabilities

         Accounts Payable-trade                    279,456           783,282
         Accrued Expenses                          118,915           105,682
         Accrued Interest Payable                   95,900            98,467
         Notes Payable-Current Portion             270,225           250,000
                                               -----------       -----------
         Total Current Liabilities                 764,496         1,237,431
                                               -----------       -----------
         Long-Term Debt
             Notes Payable                           6,793                -
             Due to Stockholders                    98,763                -
                                               -----------       -----------
             Total Long-Term Debt                  105,556

TOTAL LIABILITIES                                  870,052         1,237,431

     Shareholders' Equity (Deficit):
        Preferred Stock, no par Value, 10,000,000
         Shares authorized, no shares issued and
         Outstanding Common Stock, Par Value $.001
         500,000,000 shares authorized, 22,500,160
         and 12,051,921 issued and outstanding
         at September 30, 2001 and December 31,
         2000 respectively.                         22,500            12,052
     Additional Paid-In Capital                  4,561,660         3,483,855
     Deficit                                    (4,912,609)       (4,529,114)
                                                -----------       -----------
     Total Shareholders' Equity                   (328,449)       (1,033,207)
                                                -----------       -----------
TOTAL LIABILITIES & EQUITY                      $  541,603       $   204,224
                                                ===========       ===========


    The accompanying notes are an integral part of these financial statements
                                      F-2


                         Cormax Business Solutions Inc.
                      Consolidated Statement of Operations
                   For the Three and Nine month periods Ended
                     September 30, 2001 and 2000 (Unaudited)


                                            Three Months Ended                  Nine Months Ended

                                    Sept. 30, 2001   Sept. 30, 2000    Sept. 30,2001    Sept. 30, 2000
                                    ---------------  ---------------   ---------------  ---------------
REVENUES:                           $       257,914  $        84,148   $       703,252  $        84,148

COST OF GOODS SOLD:                          64,065           -                277,264           -
                                    ---------------  ---------------   ---------------  ---------------

GROSS PROFIT                                193,848           84,148           425,988           84,148
                                    ---------------  ---------------   ---------------  ---------------

OPERATING EXPENSES:
         Selling and Marketing               29,661          269,585            84,400        3,228,185
         General and Administrative         149,993          308,648           798,388        1,326,339
                                    ---------------  ---------------   ---------------  ---------------
         Total Expenses                     179,654          578,233           882,788        4,554,524
                                    ---------------  ---------------   ---------------  ---------------
OPERATING PROFIT (LOSS)                      14,194         (494,085)         (456,801)      (4,470,376)

OTHER REVENUES & EXPENSES:
         Interest Expense                    (1,094)          -                 (2,266)         (34,066)
         Interest Income                      -               -                  2,386           -
         Other Income                         5,373           -                 48,071           -
         Other Expenses                        (361)        (349,220)          (51,692)          -
         Income Taxes                        (2,809)          -                 (2,809)          -
         Loss on Sale of Assets              -                -                (40,104)          -
                                    ---------------  ---------------   ---------------  ----------------
Total Other Revenues & Expenses               1,108         (349,220)          (46,414)         (34,066)
                                    ---------------  ---------------   ---------------  ----------------
Extraordinary Item -Cancellation of Debt    -                 -                119,720          959,460

NET INCOME (LOSS)                   $        15,302  $      (843,305)  $      (383,495) $    (3,544,982)
                                    ================ ================  ================ ================

Per Share information:
         Weighted Average Number
         Of Common Shares Outstanding    22,202,541        4,955,563        19,761,667        3,928,134
                                    ---------------- ----------------  ---------------- ----------------

Net (loss) Per Common Share         $          0.00  $         (0.17)  $         (0.02) $          (0.90)
                                    ================ ================  ================ =================




     The accompanying notes are an integral part of this financial statement
                                      F-3




                         Cormax Business Solutions Inc.
                      Consolidated Statement of Cash Flows
                For the Nine months ended September 30, 2001 And
                         September 30, 2000 (Unaudited)


                                                                       (unaudited)      (unaudited)
                                                                       Six Months Ended Six Months Ended
                                                                       Sept. 30, 2001   Sept. 30, 2000
                                                                       ---------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                                $      (383,495) $     (843,305)

Adjustments to reconcile net income to net cash
         Used in operating activities:
         Depreciation and Amortization                                          31,132          22,877
         Stock Issued for Services                                             446,006           -
         Loss on Sale of Assets                                                 40,104           -
         Debt Forgiveness                                                     (119,720)          -
         Changes in Assets and liabilities:
         (Increase) In Accounts Receivable                                       5,994         (48,624)
         (Increase) In Inventory                                              (131,692)          -
         (Decrease) in Prepaid Expenses                                        (10,900)        (23,325)
         (Decrease) in Accounts Payable & Accrued Expenses                    (493,160)        841,231
                                                                       ---------------   ---------------
Net Cash used in Operating Activities                                         (615,713)        (51,146)
                                                                       ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of Expanded Systems                                       418,678           -
         Purchase of Investments                                                (4,205)       (981,363)
         Development Costs                                                      -              (56,545)
         Proceeds From Sale of Fixed Assets                                      7,674           -
         Capital Expenditures                                                    1,441        (157,625)
                                                                       ---------------  ---------------
              Net Cash Used in Investing Activities                            423,589      (1,195,533)
                                                                       ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Stock Issued for Cash                                                 129,461          49,560
         Increase in Notes Payable                                              20,225         285,000
         Advances From Stockholders                                             98,763           -
         Advances From Parent                                                   -              939,741
         Proceeds From Notes Payable                                             6,793           -
                                                                       ---------------  ---------------
         Cash Flows Provided by Financing Activities                           255,242        1,274,301
                                                                       ---------------  ---------------

         Effect Of Foreign Exchange Rate on Cash and Cash Equivelents         (12,497)            -


         Net (decrease) Increase in Cash and Cash Equivalents                  50,603            27,622


         Cash And Cash Equivalents at Beginning of the Period                   3,471           -
                                                                       ---------------  ---------------

         Cash and Cash Equivalents at the End of the Period            $       54,074   $        27,622
                                                                       ===============  ===============

Supplemental Information:

         Interest Paid                                                 $        2,266  $        -
                                                                       ===============  ===============
         Income Taxes Paid                                             $        2,809  $        -
                                                                       ===============  ===============






     The accompanying notes are an integral part of this financial statement
                                      F-4


                                         Cormax Business Solutions Inc.
                                             Statement of Changes in
                                              Stockholders' Equity


                           Common Stock                       Additional        Retained         Total
                           ------------                       Paid-in           Earnings         Stockholders'
                           Shares            Amounts          Capital           (Deficit)        Equity
                           ---------        ----------        ----------        ------------     ------------
Balance-December 31,1997       $1,503,024       $     1,503        $1,003,029        $(1,051,471)     $(1,051,471

Net Loss                        -                -                 -                    (856,896)        (856,896)
                                ---------        ----------        ----------        ------------     ------------
Balance December 31,1998        1,503,024             1,503         1,003,029          2,912,899       (1,908,367)
                                ---------        ----------        ----------        ------------     ------------

Net Loss                        -                -                 -                     (46,198)         (46,198)
                                ---------        ----------        ----------        ------------     ------------
Balance December 31, 1999       1,503,024             1,503         1,003,029         (2,959,097)      (1,954,565)
                                ---------        ----------        ----------        ------------     ------------

Stock Issued for Cancellation      35,000                35            35,000                -             35,035
Stock Issued for Services       8,003,897             8,004         2,445,826                -          2,453,830
Stock Issued for Subsidiary     2,510,000             2,510                 -                -              2,510
Net loss for Year Ended                 -               -                   -         (1,570,017)      (1,570,017)
                                ---------        -----------       ----------        ------------     ------------
Balance-December 31,2000       12,051,921            12,052         3,483,855         (4,529,114)      (1,033,207)
                                ---------        -----------       ----------        ------------     ------------

Stock Issued for Expanded
Systems                           400,000               400           232,605                -            233,005
Stock Issued for Cancellation
Of Debt                         1,075,000             1,075           278,706                -            279,781
Stock Issued for Services       4,553,293             4,553           441,453                -            446,006
Stock Issued for Cash           4,420,000             4,420           125,041                -            129,461
Net income for Period               -                   -                 -             (383,495)        (383,495)
                                ---------        -----------       -----------       -------------    ------------
Balance-September 30, 2001     22,500,160            22,500         4,561,660         (4,912,609)        (328,449)
                                ---------        -----------       -----------       -------------    ------------



    The accompanying notes are an integral part of this financial statement
                                      F-5

                         Cormax Business Solutions Inc.
                   Notes to Consolidated Financial Statements
                      (Unaudited) as of September 30, 2001



1.       Presentation of Interim Information

     In the opinion of the management of Cormax Business Solutions, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the nine months ended September 30, 2001 and 2000, and cash flows for the nine months ending September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

2.       Acquisition of Expanded Systems Solutions

     On March 13, 2001 the Company entered into an agreement to purchase all the issued and outstanding common shares of Expanded Systems Solutions, Inc. (Expanded). Expanded is a private company engaged in the business of installing wireless facilities and is a reseller of wireless equipment. The purchase became effective on March 20, 2001. The purchase price of the common shares was $200,000 U.S. dollars, and was paid by the issuance of 400,000 shares of the Company's common stock. The Company's shares are held by an escrow agent and are to be liquidated in satisfaction of the purchase price over a period of nine months. Should the escrow agent realize less than $200,000 from the shares, the Company is required to pay the shortfall in cash within seven days following the end of the of the liquidation period. In the event there are shares remaining in the escrow account after realizing the $200,000, the escrow agent is to return the excess shares to the treasury of the Company. The Company has accounted for the acquisition of the shares of Expanded as a purchase and the excess of the purchase price over the underlying net asset value of expanded is shown as goodwill in the amount of $239,960.82 CDN on the balance sheet at March 31, 2001.

     Other costs associated with the acquisition of Expanded Systems amounted to $320,000.This amount included accounting and legal fees and the value of the stock issued was to retain the employees of Expanded Systems.

3. Cormax sold computer equipment and furniture on April 10, 2001. The sale resulted in a loss of $40,104.


4. Due to an accounting error, the issued and outstanding common stock of the Company has been adjusted. Adjustments have been made to the appropriate statements ending September 30, 2001, to reflect this error.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2001

During the three-month period ended September 30, 2001, we had revenues of $257,914 compared to $84,148 in the same period in 2000. We had incurred general and administrative expenses of $179,654 for the three-month period ended September 30, 2001 and $578,283 for the three month period ended September 30, 2000. The Company had an operating profit in the quarter of $14,194 in 2001 compared to an operating loss of ($494,085) in the period in 2000. Net income in the three-month period ended September 30, 2001 was $15,302 or ($.00) per share compared to net loss of ($843,305) or ($.17) per share in the same period in 2000. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hardware and software purchases for resale and subcontracting fees are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, labor, supplies, payroll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 is primarily attributable to the decrease in marketing, payroll expenses, and consulting fees.

In the period in 2000 the Company had a non-recurring expense of $349,220, which substantially increased its net loss.


Result of Operations

During the nine-month period ended September 30, 2001, we had revenues of $703,252 compared to $84,148 in the same period in 2000. We incurred general and administrative expenses of $882,788 for the nine-month period ended September 30, 2001 and $4,554,524 for the same period ended September 30, 2000. The Company had an operating loss of ($456,801) and ($4,470,376) in the periods in 2001 and 2000, respectively. Net loss in the nine-month period ended September 30, 2001 was ($383,495) or ($.02) per share compared to net loss of ($3,544,982)
after an extraordinary gain of $959,460 on cancellation of debt or ($.90) per share in the same period 2000. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hardware and software purchases for resale and subcontracting fees are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the nine month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000 is primarily attributable to the decrease in marketing, payroll expenses, and consulting fees.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2000 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the quarter ended September 30, 2001, we were able to generate positive cash flow. No assurance can be given that we will continue to achieve positive cash flows or obtain additional financing for operations.

We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At September 30, 2001 we had a retained deficit of ($4,912,609) compared to retained deficits of ($3,544,982) and ($4,529,114) at September 30, 2000 and December 31, 2000, respectively. As of September 30, 2001, we had total current assets of $253,470 and total current liabilities of $764,496 or negative working capital of ($511,026). At December 31, 2000, we had total current assets of $66,270 and total current liabilities of $1,237,431 or negative working capital of ($1,171,161). At September 30, 2000 we had total current assets of $99,571, and total current liabilities of $1,126,231 or negative working capital of ($1,026,660). We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits:  None

         B. There have been no reports on Form 8-K filed during the third quarter 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cormax Business Solutions Inc.


BY: /s/ Todd Violette
----------------------------
Todd Violette, President

Dated: This 16th day of November 2001