Form 10KSB
period 2001-12-31
CORMAX BUSINESS SOLUTIONS INC
filed 2002-04-16
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                      For the year ended: December 31, 2001

                         CORMAX BUSINESS SOLUTIONS INC.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

        Utah                                            84-0959153
        ----                                            ----------
(State or Other Jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

                         Suite 250, 708 11th Avenue S.W.
                        Calgary, Alberta, Canada T2R 0E4
                       ---------------------------------
                    (Address of principal Executive Offices)

       Registrant's telephone number, including area code: (877) 322-8822

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

State issuer's revenues for its most recent fiscal year $
Transitional Small Business Disclosure Format:

                                 ( ) Yes (X) No

As of December 31, 2001, 36,640,160 shares of common stock were outstanding. The aggregate market value of the Stock held by non-affiliates was $293,121.80 at December 31, 2001 based on closing price of $.08 per share.

                      Documents incorporated by reference:

                         CORMAX BUSINESS SOLUTIONS INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

                                   FORM 10-KSB
                   For the fiscal year ended December 31, 2001

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

Item 1. Description of Business

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

On April 1, 2001 Cormax Business Solutions Inc. purchase 100% interest in Expanded Systems Solutions Inc. Cormax purchased the company from Novalink for $200,000 USD. Expanded is a wholly owned subsidiary of Cormax Business Solutions Inc.


OVERVIEW OF BUSINESS

Cormax Business Solutions is a " Business Facilitator" intends to acquire and develop technology driven subsidiaries that generate revenue or startup companies with projections to produce revenue and profit in relatively short timeframes, in exchange for its securities.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, Cormax Board of Directors expects that it will provide its shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Disclosure is expected to be in the form of a proxy or information statement, in addition to the post-effective amendment.

Our purpose is to seek, investigate, and acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. We will however initially focus on Information Technology companies and opportunities as these are opportunities that our executives are best suited to understand, verify and evaluate. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in many potential business ventures. This diversification should be considered a means to reduce risk to our shareholders because it will permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. The perceived benefits may include facilitating or improving the terms for additional equity financing that may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of these business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom are professional business analysts. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:


-  The available technical, financial and managerial resources;

-  Working capital and other financial requirements;

-  History of operations, if any;

-  Prospects for the future;

-  Nature of present and expected competition;

- The quality and experience of management services that may be available and the depth of that management;

-  The potential for further research, development, or exploration;

- Specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;

-  The potential for growth or expansion;

-  The potential for profit;

- The perceived public recognition of acceptance of products, services, or trades;

-  Name identification; and

-  Other relevant factors.

Our management shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by us to accomplish our business purposes. However, if we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate. We have in the past had contracts or agreements with outside consultants, we currently have none but anticipate that such contracts may be utilized in the future.

We will not restrict our search for any specific kind of firms, and may acquire a venture that is in its preliminary or development stage or is already operating. We cannot predict at this time the status of any business in which we may become engaged, because the business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages that we may offer. Furthermore, we do not intend to seek capital to finance the operation of any acquired business opportunity until we have successfully consummated a merger or acquisition.

We anticipate that we will incur nominal expenses in the implementation of its business plan. Current subsidiaries will pay these charges from funds derived through profit from operations. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding.

Market Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

As part of the "due diligence" investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. How we will participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the target company and our relative negotiation strength.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although we cannot predict the terms of the agreements, generally the agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after the closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.



 EMPLOYEES

As of December 31, 2001 we had 10 full time employees and 2 consultants.


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


Item 2.  Description of Property

Cormax Business Solutions Inc. maintains office space of approximately 3,234 square feet in Calgary, Alberta, Canada. The address is #250, 708 11th Avenue S.W. Postal code T2R 0E4. The lease at these premises expires January 31, 2003. The monthly lease payments are $5,686.99 Cdn that includes parking, operating costs and property taxes. Cormax management feels that the premises have been adequate to date. There are no intentions of renovating our existing premise. According to the landlord we carry adequate insurance.

Cormax has since subleased its prior premises located at #810, 808 4th Avenue S.W. Calgary, Alberta. This sublease expires April 30, 2002. As we expand our staff and services we will require a larger accommodation to house our employees and equipment in the near future.

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

         The result of mediation was Watchout! and the Plaintiff reached a verbal agreement with out the participation of David and Robert Galoob. Counsel for the company is finalizing the verbal agreement. The terms of the agreement require Cormax to repay John Bader and Wayne Williams $450,000 USD from the proceeds of this Registration statement. $450,000 is the principle amount borrowed plus interest. JAGI Capital is to receive 1,750,000 shares of stock and an appointment to the board of director. We have signed a tolling agreement which allows for the statute of limitations to be extended on the claims but has capped our damages to four hundred fifty thousand dollars.

         Cormax has not paid any sums owed to John Bader or Wayne William as of December 31, 2001. The Company signed a consents judgment for the principle balance plus interest in January.

         Robert and David Galoob have filed a cross-claim, in Texas, against Cormax indicating that the company shall be responsible for any damages they might incur. Cormax has since filed a response stating we feel their cross claim lacks legal merit. Robert and David Galoob have filed a similar claim in California and after a meeting between the parties it was agreed to dismiss the case in California and explore options for settling the case.


         Management will perform to the best of their ability and has every intention to fulfill the terms of the verbal agreement to resolve this matter. In the event the company is unable to perform on the terms outlined above or if the terms are modified, management is uncertain or may be unable to predict the impact of such modification or failure to perform.


Item 4. Submission of Matters To a Vote of Security Holders

No matters have been submitted to a vote of security holders within the year covered by this report.


                                    PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low bid closing quotations for our common stock for each quarter within the last two year. These quotes were provided by the Over-The-Counter Bulletin Board, and reflect inter dealer prices without retail mark-up, mark down or commission and may not represent actual transactions. The high and low closing sales prices are as follows:

The outstanding registered securities of the Company were quoted on the OTCBB during the year 2001.

Period                                        Closing Bid
                                    High                       Low

First Quarter                      $0.37                      $0.063
Second Quarter                     $0.1875                    $0.08
Third Quarter                      $0.13                      $0.05
Fourth Quarter                     $0.12                      $0.04

The outstanding registered securities of the Company were quoted on the OTCBB during the year 2000.

Period                                        Closing Bid
                                    High                        Low

First Quarter                      $4.875                     $0.531
Second Quarter                     $1.875                     $0.344
Third Quarter                      $0.50                      $0.11
Fourth Quarter                     $0.468                     $0.046


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

Result of Operations

During the twelve month period ended December 31, 2001, we had revenues of $596,996 compared to $194,620 in the same period in 2000. We incurred general and administrative expenses of $1,002,738 for the year ended December 31, 2001 and $1,498,062 for the year ended December 31, 2000. Net Loss in the year ended December 31, 2001 was ($925,651) or ($.05) per share compared to net loss of ($1,570,017) or ($.13) per share in the same period 2000. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hardware and software purchases for resale and subcontracting fees are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three month period ended December 31, 2001 as compared to the three month period ended December 31, 2000 is primarily attributable to tighter cost controls.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2001 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the year ended December 31, 2001, we were able to generate positive cash flow. No assurance can be given that we will continue to achieve positive cash flows or obtain additional financing for operations.

We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At December 31, 2001 we had a retained deficit of ($5,454,765) compared to retained deficits of ($4,529,114) at and December 31, 2000, respectively. As of December 31, 2001, we had total current assets of $182,170 and total current liabilities of $788,383 or negative working capital of ($606,213). At December 31, 2000 we had total current assets of $66,270, and total current liabilities of $1,237,431 or negative working capital of ($1,171,161). We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

Refer to the Auditors Repot and Notes to financial statements for further explanation of the results of operations.


Item 7. Financial Statements

The following report and financial statements of the Corporation are contained on the pages indicated.

         Independent Auditors' Report                         F-1
         Balance Sheet                                        F-2
         Statement of Income and Retained Earnings            F-3
         Statements of Changes in Stockholders' Equity        F-4
         Statement of Cash Flows                              F-5
         Notes to Financial Statements                        F-6 - F-???

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

NAME                 AGE      POSITION                  TERM OF OFFICE
-------------        ---      --------                  --------------
Todd Violette        31       President, Director       September 2000-Present
Grahame Entwistle    44       Director                  April 2001-Present

Mr. Todd Violette, Chairman of the Board, President, Director
-------------------------------------------------------------

Company                                     Position          Date
--------------------------------------------------------------------------------
Cormax Business Solutions Inc.      President                 2000 - Present
Centurion Financial Communication   President                 1997 - 2000
West America Securities Inc.        Stock Broker              1996 - 1997
Chevy Chase Bank                    Loan Officer              1992 - 1996

Mr. Violette is currently employed by Cormax Business Solutions Inc. as the President and has been since 2000. Mr. Violette was the President of Centurion Financial Communication from 1997 to 2000. Centurion was a consulting firm, advising company on methods for public communication. Prior to work for Centurion Mr. Violette was a Stock Broker with West America Securities Inc. and M.A. Gillespie Securities starting 1996.

Mr. Grahame Entwistle, Director
--------------------------------------------------------------------------------
Company                                     Position                   Date
--------------------------------------------------------------------------------
Expanded Systems Solutions Inc.     Executive Vice President, 1995 - Present
                                    Business development
Innerlink Telecommunications Ltd.   Director, Partner         1990 - 1995

Mr. Entwistle is a 23-year veteran of the information technology industry. His career began in England as a Senior Computer Operator at Welcome Foundation, world wide pharmaceutical company. Mr. Entwistle has developed strong leadership and management skills with technical expertise focused on IBM mainframe and telecommunications. Throughout his career Mr. Entwistle has often rationalized and implemented new IT systems and methodologies that result in annual savings of often hundreds of thousands of dollars. Mr. Entwistle has accomplished this by reviewing telephone expenditure that private companies spend on a monthly basis for voice and data communications to multiple branch offices in cities in Canada and around the world. With the intent of combining these costs through the use of telecommunications hardware to achieve voice and data convergence, thus passing on monthly savings through economies of scale. His experience with wide area voice and data integration proves to be an asset now that voice and data integration has re-emerged for frame relay services.

Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company shareholders and hold office until their death, or until they shall resign or have been removed from office.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2001.


                           Summary Compensation Table
                                                                                                 All
Name                                                 Restricted        Securities                Other
And                                 Other Annual     Stock             Underlying       LTIP     Compens-
Principle         Salary   Bonus    Compensation     Award(s)          Options/SARs     Payouts  ation
Position Year     ($)      ($)      ($)              ($)               (#)              ($)      ($)
------------------------------------------------------------------------------------------------------

Todd A   2000
Violette          81,000 USD                                           1,000,000        0        CDN$
Chairman
President
------------------------------------------------------------------------------------------------------
Grahame  2001
Entwistle         54,000 USD                         0                                  0        CDN$
Director

------------------------------------------------------------------------------------------------------

Aggregated  Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)


Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Title of Class            Name and Address of       Amount and Nature of         Percent of Class
                                 Beneficial Owner           Beneficial Owner


Class A Common




Item 12. Certain Relationships and Related Transactions.

On March 7, 2001 Watchout! Inc. filed an amendment to its articles of incorporation changing the Registrant's name to Cormax Business Solutions Inc.

On March 8, 2001, the Registrant entered into an agreement to acquire 100% of the common shares of Expanded Systems Solution Inc., from Novalink Finance Ltd. In connection with the asset sale agreement, dated March 8, 2001, the agreement appoints Kenneth F. McCallion, Esq. a lawyer located in 100 Park Avenue, New York, NY as the escrow agent. Novalink Finance shall deposit Five Hundred Thousand Common Shares (500,000) of Expanded Systems Solutions Inc. being all of the outstanding shares of Expanded Systems into the escrow account of the escrow agent stated. We then deposited Four Hundred Thousand (400,000) shares of

Watchout! Inc., common shares into the escrow account. These shares are being registered as part of this Registration Statement. The escrow account was established for the payment to Novalink Finance pursuant to the agreement for the sum of Two Hundred Thousand ($200,000) Dollars. Upon the registration statement becoming effective the escrow agent is to liquidate the shares in the Escrow account to pay Novalink the sum of $200,000. The escrow agent is authorized to sell, no more than 20,000 of the shares per week. The Escrow agent may not distribute more than $50,000 to Novalink during each of the first two quarters following the effectiveness of the registration statement and no more than $100,000 in each quarter thereafter. The proceeds shall be paid to Novalink Finance Ltd. seven days after the close of each period.

Currently, Cormax Business Solutions holds 100% of the issued and outstanding shares of Expanded Systems Solutions Inc. Expanded Systems is a network integration company that specializes in building comprehensive wide area networks including hardware software installation and ongoing maintenance.
On December 6, 2001, the Board of Director agreed to sell Todd Violette 1,000,000 shares of Class A Preferred shares for $50,000 CDN and completion of his current employment contract. The Class A Preferred Share is convertible into two hundred shares of common stock and is entitled to the cumulative votes per share. The primary reason for this recommendation is to help ensure that the business, the leadership and vision of Todd Violette, our Chairman of the Board, Chief Executive Officer, will continue in the future. The above was disclosed in a Form 8-K dated December 26, 2001.



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

3.3               Amendment to Articles of           Exhibit to Form 8-K filed
                  Incorporation                      December 14, 1998

10.1              Share Purchase Agreement           Exhibit to Form 8-K filed
                                                     March 2000

10.2              Letter of Intent Inter-            Exhibit to Form 8-K filed
                  national Mercantile Corp.          March 2000

10.3              Stock Exchange Agreement           Exhibit to Form 8-K filed
                                                     September 2000


(b) Reports on Form 8-K.

Incorporated by reference.

8-K Filed December 26, 2001

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Calgary, Province of Alberta on this 15 day of April, 2002.


         Cormax Business Solutions Inc.

     By:  /s/ Todd Violette
          ----------------------------
          President, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                     Date


/s/ Todd Violette                                         April 15, 2002
----------------------     President, Chairman         --------------------
Todd Violette


/s/ Grahame Entwistle                                     April 15, 2002

----------------------     Director                    --------------------
Grahame Entwistle

                         Cormax Business Solutions, Inc.

                        Consolidated Financial Statements
                 For the Years Ended December 31, 2001 and 2000

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s







                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Cormax Business Solutions, Inc.
Calgary, AB T2P 3E8

We have audited the accompanying consolidated balance sheets of Cormax Business Solutions, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cormax Business Solutions, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 5 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC.
Denver, Colorado
April 12, 2002



                 CORMAX BUSINESS SOLUTIONS, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 2001 and 200




ASSETS                                                                             2001                       2000
                                                                              ---------------            ---------------
Current Assets
 Cash                                                                               $ 38,551                    $ 3,471
 Accounts receivable - trade                                                         125,550                     62,799
 Prepaids                                                                              7,037                          -
 Inventory                                                                            11,032                          -
                                                                              ---------------            ---------------
  Total Currents Assets                                                              182,170                     66,270
                                                                              ---------------            ---------------

Investments:                                                                           3,456                      8,280
                                                                              ---------------            ---------------

Fixed Assets:
 Computer equipment                                                                  115,515                    111,523
 Computer software                                                                     5,177                      6,921
 Furniture & fixtures                                                                 31,026                     26,151
                                                                              ---------------            ---------------
                                                                                     151,718                    144,595
 Less accumulated depreciation                                                       (46,473)                   (14,921)
                                                                              ---------------            ---------------
  Net Fixed Assets                                                                   105,245                    129,674
                                                                              ---------------            ---------------

TOTAL ASSETS                                                                        $290,871                   $204,224
                                                                              ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade                                                           $273,580                   $783,282
 Accrued expenses                                                                     23,438                    105,682
 Accrued interest payable                                                             96,466                     98,467
 Due to stockholders                                                                 119,944                          -
 Notes payable - current portion                                                     274,955                    250,000
                                                                              ---------------            ---------------
  Total Current Liabilities                                                          788,383                  1,237,431
                                                                              ---------------            ---------------


Stockholders' Equity
 Preferred stock, no par value, 10,000,000 shares
  authorized, no shares issued or outstanding                                              -                          -
 Common stock, par value $,001, 50,000,000 shares
  authorized, 36,640,160 and 12,051,921 issued and outstanding
  at December 31, 2001 and 2000, respectively                                         36,640                     12,052
 Additional paid-in capital                                                        4,920,613                  3,483,855
 Retained deficit                                                                 (5,454,765)                (4,529,114)
                                                                              ---------------            ---------------
  Total Stockholders' Equity                                                        (497,512)                (1,033,207)
                                                                              ---------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $290,871                   $204,224
                                                                              ===============            ===============



   The accompanying notes are an integral part of these financial statements.



                 CORMAX BUSINESS SOLUTIONS, INC. AND SUBSIDIARY
                     Consolidated Statemetns of Operations
                     Years Ended December 31, 2001 and 2000

                                                              2001                          2000
                                                        -----------------             -----------------
REVENUES:                                                      $ 596,996                     $ 194,620

COST OF GOODS SOLD:                                              239,258                             -
                                                        -----------------             -----------------

GROSS PROFIT                                                     357,738                       194,620
                                                        -----------------             -----------------


EXPENSES:
 Selling and marketing                                            74,602                       912,366
 General and administrative                                    1,002,738                     1,498,062
 Acquisition costs                                               255,000                             -
                                                        -----------------             -----------------
  Total Operating Expenses                                     1,332,340                     2,410,428
                                                        -----------------             -----------------

OTHER REVENUES & EXPENSES:
 Interest expense                                                 (3,075)                      (34,067)
 Interest income                                                   2,498                           240
 Other income                                                      5,557                             -
 Loss on sale of equipment                                       (41,205)                            -
 Loss on investments                                              (4,824)                     (291,720)
                                                        -----------------             -----------------
  Total Other Revenues & Expenses                                (41,049)                     (325,547)
                                                        -----------------             -----------------

Extraordinary item - debt forgiveness                             90,000                       971,338
                                                        -----------------             -----------------

NET LOSS                                                      $ (925,651)                 $ (1,570,017)
                                                        =================             =================


Per share information
   Weighted average number
     of common shares outstanding                             19,012,564                    12,051,000
                                                        =================             =================

Net Loss per common share                                        $ (0.05)                      $ (0.13)
                                                        =================             =================



   The accompanying notes are an integral part of these financial statements.


                 CORMAX BUSINESS SOLUTIONS, INC. AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity


                                                                          Additional                            Total
                                                   Common Stock             Paid-In          Retained       Stockholders'
                                               Shares         Amount        Capital          Deficit            Equity
                                            --------------  -----------  --------------   ---------------   ---------------
Balance -December 31, 1997                      1,503,024      $ 1,503      $1,003,029       $(2,056,003)      $(1,051,471)

Net loss                                                -            -               -          (856,896)         (856,896)
                                            --------------  -----------  --------------   ---------------   ---------------
Balance - December 31, 1998                     1,503,024        1,503       1,003,029        (2,912,899)       (1,908,367)
                                            --------------  -----------  --------------   ---------------   ---------------
Nel loss                                                -            -               -           (46,198)          (46,198)
                                            --------------  -----------  --------------   ---------------   ---------------
Balance - December 31, 1999                     1,503,024        1,503       1,003,029        (2,959,097)       (1,954,565)
                                            --------------  -----------  --------------   ---------------   ---------------
Stock issued for cancellation of debt              35,000           35          34,965                 -            35,000
Stock issued for services                       8,003,897        8,004       2,445,861                 -         2,453,865
Stock issued for subsidiary                     2,510,000        2,510               -                 -             2,510
Net loss                                                -            -               -        (1,570,017)       (1,570,017)
                                            --------------  -----------  --------------   ---------------   ---------------
Balance - December 31, 2000                    12,051,921       12,052       3,483,855        (4,529,114)       (1,033,207)
                                            --------------  -----------  --------------   ---------------   ---------------
Stock issued for cash                          14,420,000       14,420         280,488                 -           294,908
Stock issued for cancellation of debt           1,075,000        1,075         336,148                 -           337,223
Stock issued for services                       8,693,239        8,693         587,517                 -           596,210
Stock issued for subsidiary                       400,000          400         232,605                 -           233,005
Net loss                                                -            -               -          (925,651)         (925,651)
                                            --------------  -----------  --------------   ---------------   ---------------
Balance - December 31, 2001                    36,640,160     $ 36,640      $4,920,613       $(5,454,765)       $ (497,512)
                                            ==============  ===========  ==============   ===============   ===============



   The accompanying notes are an integral part of these financial statements.



                 CORMAX BUSINESS SOLUTIONS, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000


                                                                        2001                        2001
                                                                    --------------             ----------------
Cash Flows from Operating Activities:
  Net Loss                                                             $ (925,651)                 $(1,570,017)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                            31,552                       14,921
   Stock issued for services                                              596,210                    2,453,830
   Debt forgiveness                                                       (90,000)                    (971,338)
   Loss of sale of equipment                                               41,205                            -
                                                                          168,990                            -
   Changes in assets and liabilities:
    (Increase) in accounts receivable                                     (62,751)                     (62,799)
    (Increase) in prepaids                                                 (7,037)                           -
    (Increase) in inventory                                               (11,032)                           -
    (Decrease) in accounts payable                                              -                      307,293
    (Decrease) in accrued expenses                                        (84,245)                     (23,824)
                                                                    --------------             ----------------
Net Cash Used in Operating Activities                                    (342,759)                     148,066
                                                                    --------------             ----------------

Cash Flows from Investing Activities
  Capital expenditures                                                     (7,132)                    (144,595)
                                                                    --------------             ----------------
Cash Flows Used in Investing Activities                                    (7,132)                    (144,595)
                                                                    --------------             ----------------

Cash Flows from Financing Activities:
 Proceeds from sale of stock                                              281,770                            -
 Due to officer                                                            78,246                            -
 Proceeds from notes payable                                               24,955                            -
                                                                    --------------             ----------------
Cash Flows Provided by Financing Activities                               384,971                            -
                                                                    --------------             ----------------

Net Increase (Decrease) in cash and cash equivalents                       35,080                        3,471

Cash and cash equivalents - beginning of period                             3,471                            -
                                                                    --------------             ----------------

Cash and cash equivalents - end of period                                $ 38,551                      $ 3,471
                                                                    ==============             ================


Supplemental information:
    Cash paid for interest                                                $ 7,735                      $ 7,101
                                                                    ==============             ================
                                                                    ==============             ================
    Cash paid for income taxes                                                $ -                          $ -
                                                                    ==============             ================


Supplemental schedule of non-cash investing and financing activities:
    Stock issued in exchange for Expanded' assets                        $233,005                          $ -
                                                                    ==============             ================
    Issuance of stock for services                                       $596,210                  $ 2,453,830
                                                                    ==============             ================



   The accompanying notes are an integral part of these financial statements.

                         Cormax Business Solutions, Inc.
                          Notes to Financial Statements
                                December 31, 2001


NOTE 1 -GENERAL
        -------

         The Company

          Cormax Business Solutions, Inc. (the "Company") was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in several different organizational activities. In 1997, the Company acquired two entities:
          Watchout, a California corporation, and Goldpoint International, a limited liability company. In November of 1998, the corporation changed its name to Watchout!, Inc. In March 2001, the Company purchased all of the issued and outstanding stock of Expanded System
          Solutions, Inc. (ESSI). ESSI is engaged in the installation of networking and communication facilities and is also a reseller of networking and communication equipment.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Principles of Consolidation

         The consolidated financial statements include the accounts of Cormax Business Solutions, Inc and its wholly owned subsidiary. All significant inter-company accounts and transactions are eliminated in consolidation.

         Basis of Accounting

         These financial statements are presented on the accrual method of accounting in accordance with accounting principles generally accepted in the United States. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

         Cash and Cash Equivalents

         For the purpose of the statement of cash flows, cash and cash equivalents include cash in the bank and money market accounts.

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         Net earning (loss) per share

         Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or fair market value. Inventories consist of finished goods only.

                         Cormax Business Solutions, Inc.
                          Notes to Financial Statements
                                December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  Continued
         -------------------------------------------------------

         Property and Equipment

         The Company follows the practice of capitalizing property and equipment over $250 at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives. Depreciation expense for the year was $31,552.

                  Computer Equipment                          5 years
                  Computer Software                           3 years
                  Furniture & Fixtures                        5 years

         Revenue Recognition

         Revenue from product and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of fixed price contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date.

         Goodwill

         The Company assesses the recoverability of goodwill periodically by determining whether the amortization of goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. In the current fiscal year ended December 31, 2001, goodwill impairment of $239,961 was charged to operations.

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

         Income Taxes

         The Company accounts for income taxes under SFAS No. 109, which required the asset and liability approach for accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

                         Cormax Business Solutions, Inc.
                          Notes to Financial Statements
                                December 31, 2001


NOTE 3 - INCOME TAXES
         ------------

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

            Deferred tax assets:
              Net operating loss carryforwards                   $5,454,765
              Valuation allowance for deferred tax assets        (5,454,765)
            Net deferred tax assets                              $        -
                                                                 ==========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $5,454,7651 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 4 -DUE TO STOCKHOLDERS
        -------------------

         The president of the Company advanced the Company $89,691 for operations. The advances were unsecured, due on demand, bear interest at 8%, and are convertible to 2,562,600 shares or a value of $0.035 per share.

NOTE 5 - GOING CONCERN
         -------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. As of December 31, 2001, the Company's current liabilities exceed its current assets by $565,515. As shown in the financial statements, the Company incurred a net loss of $925,651 in the current fiscal year.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations.

NOTE 6 - COMMITTMENTS AND CONTINGENCIES
         ------------------------------

         Rental/Capital Leases
         In February 1998, the Company entered into lease agreements for office and warehouse space in Calgary, Canada that expires in January 2003. Rental expense for the period was $23,545.

                         Cormax Business Solutions, Inc.
                          Notes to Financial Statements
                                December 31, 2001



         The following is a schedule of future minimum payments under capital and operating leases and obligations under capital leases (present value of future minimum rentals) as of December 31, 2001:

                                               Capital               Operating
                          2002                 $ 4,923                 24,531
                          2003                     356                  2,141
                                              ---------              ---------
                                                $5,279                $26,672
                                                                     =========
         Less amount representing interest       1,719
                                                ------
         Tax obligations under capital leases   $6,998
                                                ======