Form 10KSB/A
period 2001-12-31
CORMAX BUSINESS SOLUTIONS INC
filed 2002-04-18
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                  AMENDMENT #1



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


State issuer's revenues for its most recent fiscal year $596,996.


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


         Independent Auditors' Report                         F-1
         Balance Sheet                                        F-2
         Statement of Income and Retained Earnings            F-3
         Statements of Changes in Stockholders' Equity        F-4
         Statement of Cash Flows                              F-5
         Notes to Financial Statements                        F-6 - F-9


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
Director

------------------------------------------------------------------------------------------------------

Aggregated  Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)


Item 11. Security Ownership of Certain Beneficial Owners and Management.


      Title of Class      Name and Address of       Amount and Nature of         Percent of Class
                           Beneficial Owner           Beneficial Owner
      --------------      -------------------

Class A Common          Todd Violette                     4,900,000                    13%

Class A Preferred       Todd Violette                     1,000,000                    100%

Class A Common          Grahame Entwistle                 1,750,000                    4.7%





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

3.3               Amendment to Articles of           Exhibit to Form 8-K filed
                  Incorporation                      December 14, 1998

10.1              Share Purchase Agreement           Exhibit to Form 8-K filed
                                                     March 2000

10.2              Letter of Intent Inter-            Exhibit to Form 8-K filed
                  national Mercantile Corp.          March 2000

10.3              Stock Exchange Agreement           Exhibit to Form 8-K filed
                                                     September 2000


(b) Reports on Form 8-K.

Incorporated by reference.

8-K Filed December 26, 2001

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Calgary, Province of Alberta on this 16 day of April, 2002.



         Cormax Business Solutions Inc.

     By:  /s/ Todd Violette
          ----------------------------
          President, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                     Date



/s/ Todd Violette                                         April 16, 2002
----------------------     President, Chairman         --------------------
Todd Violette


/s/ Grahame Entwistle                                     April 16, 2002
----------------------     Director                    --------------------
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