Form 10QSB
period 2002-03-31
CORMAX BUSINESS SOLUTIONS INC
filed 2002-05-07
CIK 736314

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

        For the Transition Period From _______________ to _______________


                                    000-11424
                            ------------------------
                            (Commission File Number)


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

                           (X) YES             ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2002


         CLASS                                 Outstanding at March 31, 2002
----------------------------                   -----------------------------
Common Stock $.001 Par Value                            56,988,393



                         CORMAX BUSINESS SOLUTIONS INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED MARCH 31,2002
                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Auditor's Report                                                                                 F-1

        Balance Sheet at March 31, 2002                                                                  F-2

        Statement of Operations for the Period January 1, 2002 to March 31, 2002                         F-3

        Statement of Cash Flow for the Period January 1, 2002 to March 31, 2002                          F-4

        Statment of Stockholders' Equity for the Period January 1, 2002 to March 31, 2002                F-5

        Notes to Financials                                                                              F-6

Item 2. Management's Discussion and Analysis or Plan of Operation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax: (303) 796-0137
Colorado Society of C.P.A.s





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cormax Business Solutions, Inc.
Calgary, Canada

We have reviewed the accompanying consolidated balance sheet of Cormax Business Solutions, Inc. as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three month period ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 12, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
May 2, 2002

                         PART I - FINANCIAL INFORMATION
                  CORMAX BUSINESS SOLUTIONS INC. AND SUBSIDIARY

Item 1. Financial Statements

                                                 Consolidated Balance Sheets

                                               (unaudited)       (audited)
                                               Mar 31, 2002      Dec. 31, 2001
                                               -----------       -----------
ASSETS
     Current Assets
         Cash                                  $    13,503       $    38,551
         Accounts Receivable-trade                 109,763           125,550
         Work in Progress                            3,387                -
         Prepaid Expenses                           14,097             7,037
         Inventory                                  10,987            11,032
                                                 -----------     -----------
     Total Current Assets                          151,737           182,170
                                               -----------       -----------
     Investments                                     3,432             3,456
                                               -----------       -----------
     Fixed Assets
         Computer Equipment                        123,273           115,515
         Computer Software                           5,199             5,177
         Furniture & Fixtures                       35,592            31,026
                                               -----------       -----------
                                                   164,064           151,718
         Less Accumulated Depreciation             (54,849)          (46,473)
                                               -----------       -----------
         Net Fixed Assets                          109,214           105,245
                                               -----------       -----------
TOTAL ASSETS                                   $   264,383       $   290,871
                                               ===========       ===========
LIABILITIES & EQUITY
     Liabilities

Current Liabilities

         Accounts Payable-trade                    279,955           273,580
         Accrued Expenses                           20,599            23,438
         Accrued Interest Payable                  101,289            96,466
         Due to Stockholders                       118,971           119,944
         Notes Payable-Current Portion             274,149           274,955
                                               -----------       -----------
         Total Current Liabilities                 794,964           788,383
                                               -----------       -----------

     Shareholders' Equity (Deficit):
        Preferred Stock, no par Value, 10,000,000
         Shares authorized, no shares issued and
         Outstanding Common Stock, Par Value $.001
         500,000,000 shares authorized, 22,500,160
         and 12,051,921 issued and outstanding
         at September 30, 2001 and December 31,
         2000 respectively.                         56,988            36,640
     Additional Paid-In Capital                  5,228,927         4,920,613
     Subscriptions Receivable                     (160,767)                -
     Deficit                                    (5,657,657)       (5,454,765)
     Other Comprehensive Income (Loss)               1,928                 -
                                                -----------       -----------
     Total Shareholders' Equity                   (530,581)         (497,512)
                                                -----------       -----------
TOTAL LIABILITIES & EQUITY                      $  264,383       $   290,871
                                                ===========       ===========

                         see accountant's review report
                                       F-2

                  Cormax Business Solutions Inc. and subsidiary
                      Consolidated Statements of Operations
                           For the Three months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)


                               Three Months Ended

                                        March 31, 2002   March 31, 2001
                                        ---------------  ---------------
    REVENUES:                           $       286,581  $       110,970
    COST OF GOODS SOLD:                         245,610           -
                                        ---------------  ---------------

    GROSS PROFIT                                 40,971          110,970
                                        ---------------  ---------------

    OPERATING EXPENSES:
             Selling and Marketing               41,780           -
             General and Administrative         198,868          133,996
                                        ---------------  ---------------
             Total Expenses                     240,648          133,996
                                        ---------------  ---------------
    OTHER REVENUES & EXPENSES:
             Interest Expense                      (337)          -
             Interest Income                      -               -
             Other Income                         -               42,695
             Other Expenses                      (2,879)         (54,981)
                                         ---------------  ---------------
    Total Other Revenues & Expenses              (3,216)         (12,286)
                                         ---------------  ---------------
Extraordinary Item -Cancellation of
  Debt                                                -          119,720

    NET INCOME (LOSS)                   $      (202,892)  $       84,408
                                        ================ ================

    Per Share information:
             Weighted Average Number
             Of Common Shares Outstanding    46,814,277       14,879,921
                                        ---------------- ----------------
    Net (loss) Per Common Share         $         (0.00)  $         0.01
                                        ================ ================



                         see accountant's review report
                                       F-3




                          Cormax Business Solutions Inc. and subsidiary
                              Consolidated Statement of Cash Flows
                          For the Three months ended March 31, 2002 and
                                         March 31, 2001


                                                                       (unaudited)      (unaudited)
                                                                                Three Months Ended
                                                                       March 31, 2002   March 31, 2001
                                                                       ---------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                                $      (202,892) $       84,408

Adjustments to reconcile net income to net cash Used in operating activities:
         Depreciation and Amortization                                           8,376           3,729
         Stock Issued for Services                                               6,650          80,281
         Debt Forgiveness                                                          -          (119,720)
         Goodwill                                                                  -           159,974
         Changes in Assets and liabilities:
         (Increase) In Accounts Receivable                                      15,787      (1,129,732)
         (Increase) In Inventory & Contract in Progress                         (3,342)        (31,998)
         (Decrease) in Prepaid Expenses                                         (7,060)           -
         (Decrease) in Accounts Payable                                         (6,375)        834,911
         (Decrease) in Accrued Expenses                                         (1,984)         (7,468)
                                                                       ---------------   -------------
Net Cash used in Operating Activities                                         (190,841)       (125,615)
                                                                       ---------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES

         Capital Expenditures                                                  (12,346)        (16,607)
                                                                       ---------------  --------------
              Net Cash Used in Investing Activities                            (12,346)        (16,607)
                                                                       ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds From Sale Of Stock                                            83,598          93,314
         Due to Stockholders                                                    95,345          61,204
         Proceeds/Payments From notes Payable-Net                                 (806)         32,124
                                                                       ---------------  --------------
         Cash Flows Provided by Financing Activities                           178,138         186,642
                                                                       ---------------  --------------

         Net (decrease) Increase in Cash and Cash Equivalents                 (25,048)          44,420

         Cash And Cash Equivalents at Beginning of the Period                  38,551            3,471
                                                                       ---------------  --------------

         Cash and Cash Equivalents at the End of the Period            $       13,503   $       47,891
                                                                       =============== ===============
Supplemental Information:

         Cash Paid For Interest                                        $         (337) $        -
                                                                       =============== ===============
         Income Taxes Paid                                             $          550  $        -
                                                                       =============== ===============





                         see accountant's review report
                                       F-4


                                             Cormax Business Solutions Inc. and subsidiary
                                                        Statement of Changes in
                                                         Stockholders' Equity


                                                                     Additional                              Other         Total
                                               Common Stock            Paid-In  Subscriptions  Retained  Comprehensive Stockholders'
                                         -------------------------
                                            Shares      Amount         Capital    Receivable   Deficit   Income (Loss)    Equity
                                         -------------------------------------------------------------------------------------------
  Balance -December 31, 1997              1,503,024     $ 1,503     $ 1,003,029                $(2,056,003)   -         $(1,051,471)


  Net loss                               -                     -           -                      (856,896)                (856,896)
                                         -------------------------------------------------------------------------------------------

  Balance - December 31, 1998             1,503,024       1,503       1,003,029                 (2,912,899)   -          (1,908,367)
                                         -------------------------------------------------------------------------------------------

  Net loss                               -                   -           -                         (46,198)                (46,198)
                                         -------------------------------------------------------------------------------------------

  Balance - December 31, 1999             1,503,024       1,503       1,003,029                 (2,959,097)   -         (1,954,565)
                                         -------------------------------------------------------------------------------------------
                                                                                                                        (1,570,017)
  Net loss                                       -           -               -                  (1,570,017)
                                         -------------------------------------------------------------------------------------------

  Balance - December 31, 2000            12,051,921      12,052        3,483,855                (4,529,114)   -         (1,033,207)
                                         -------------------------------------------------------------------------------------------

  Balance - December 31, 2001            36,640,160      36,640        4,920,613                (5,454,765)   -          (497,512)
                                                                          96,164
  Stock issued for cash                   4,326,200       4,326                    (16,892)                                83,598

  Stock issued for services                 300,000         300           6,350                                             6,650

  Warrants Issued                         4,200,000        4,200         205,800   (143,876)                               66,125
 Stock issued for cancellation of debt
                                         11,522,033       11,522       -                                                   11,522
 Other Comprehensive Income (Loss)
                                          -                -           -                                        1,928       1,928

 Net Loss                                 -                -           -                          (202,892)              (202,892)
                                         -------------------------------------------------------------------------------------------

 Balance - March 31, 2002                56,988,393      56,988        5,228,927   (160,767)    (5,657,657)     1,928    (530,581)
                                         ===========================================================================================



                         see accountant's review report
                                       F-5

                 CORMAX BUSINESS SOLUTIONS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Cormax Business Solutions, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

Result of Operations

During the three-month periods ended March 31, 2002, we had revenues of $286,581 compared to $110,970 in the same period in 2001. We incurred general and administrative expenses of $198,868 for the three-month period ended March 31, 2002 and $133,996 for the three-month period ended March 31, 2001. Net loss in the three-month periods ended March 31, 2002 was ($202,892) or $.00 per share compared to net income of $84,408 or $.01 per share in the same period 2001. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, payroll taxes, postage, professional fees, telephone and travel. The increase in general and administrative expenses during the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001 is primarily attributable to the increase in employee levels and operating activities.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2001 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the quarter ended March 31, 2002, we were unable to generate positive cash flow. No assurance can be given that we will be able to achieve our cash flow or obtain our additional financing.

We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At March 31, 2002 we had an accumulated deficit of $5,657,657 compared to accumulated deficits of $4,444,706 and $5,454,765 at March 31, 2001 and December 31, 2000,
respectively. As at March 31, 2002, we had total current assets of $151,737 and total current liabilities of $794,964 or negative working capital of $643,227. At December 31, 2001, we had total current assets of $182,170 and total current liabilities of $788,383 or negative working capital of $606,213. At March 31, 2001 we had total current assets of $1,272,420, and total current liabilities of $2,147,213 or negative working capital of $874,793. We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

No reports were filed on Form 8-K during the first quarter ending March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cormax Business Solutions Inc.


BY: /s/ Todd Violette
--------------------------------
Todd Violette, President

Dated: This 3rd day of May 2002.