Form 10QSB/A
period 2002-03-31
CORMAX BUSINESS SOLUTIONS INC
filed 2002-05-13
CIK 736314

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

        For the Transition Period From _______________ to _______________


                                    000-11424
                                 ---------------
                            (Commission File Number)


                         CORMAX BUSINESS SOLUTIONS INC.
                         ------------------------------
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


                                 (403) 296-0280
                               ------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (X) YES             ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2002



         CLASS                                 Outstanding at March 31, 2002
----------------------------                   -----------------------------
Common Stock $.001 Par Value                            56,988,393
Preferred Stock No Par Value                            1,000,000



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


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
May 2, 2002

                         PART I - FINANCIAL INFORMATION
                  CORMAX BUSINESS SOLUTIONS INC. AND SUBSIDIARY

Item 1. Financial Statements

                                                 Consolidated Balance Sheets

                                               (unaudited)       (audited)
                                               Mar 31, 2002      Dec. 31, 2001
                                               -----------       -----------
ASSETS
     Current Assets
         Cash                                  $    13,503       $    38,551
         Accounts Receivable-trade                 109,763           125,550
         Work in Progress                            3,387                -
         Prepaid Expenses                           14,097             7,037
         Inventory                                  10,987            11,032
                                                 -----------     -----------
     Total Current Assets                          151,737           182,170
                                               -----------       -----------
     Investments                                     3,432             3,456
                                               -----------       -----------
     Fixed Assets
         Computer Equipment                        123,273           115,515
         Computer Software                           5,199             5,177
         Furniture & Fixtures                       35,592            31,026
                                               -----------       -----------
                                                   164,064           151,718
         Less Accumulated Depreciation             (54,849)          (46,473)
                                               -----------       -----------
         Net Fixed Assets                          109,214           105,245
                                               -----------       -----------
TOTAL ASSETS                                   $   264,383       $   290,871
                                               ===========       ===========
LIABILITIES & EQUITY
     Liabilities

Current Liabilities


         Accounts Payable-trade                    279,955           273,580
         Accrued Expenses                           20,599            23,438
         Accrued Interest Payable                  101,289            96,466
         Due to Stockholders                        85,638           119,944
         Notes Payable-Current Portion             274,149           274,955
                                               -----------       -----------
         Total Current Liabilities                 761,631           788,383
                                               -----------       -----------

     Shareholders' Equity (Deficit):
        Preferred Stock, no par Value, 10,000,000
         Shares authorized, 1,000,000 shares issued and
         Outstanding Common Stock, Par Value $.001  33,333                -
         500,000,000 shares authorized, 56,988,393
         and 36,640,160 issued and outstanding
         at March 31, 2002 and December 31,
         2001 respectively.                         56,988            36,640
     Additional Paid-In Capital                  5,228,927         4,920,613
     Subscriptions Receivable                     (160,767)                -
     Deficit                                    (5,657,657)       (5,454,765)
     Other Comprehensive Income (Loss)               1,928                 -
                                                -----------       -----------
     Total Shareholders' Equity                   (497,248)         (497,512)
                                                -----------       -----------
TOTAL LIABILITIES & EQUITY                      $  264,383       $   290,871
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




                          Cormax Business Solutions Inc. and subsidiary
                              Consolidated Statement of Cash Flows
                          For the Three months ended March 31, 2002 and
                                         March 31, 2001


                                                                       (unaudited)      (unaudited)
                                                                                Three Months Ended
                                                                       March 31, 2002   March 31, 2001
                                                                       ---------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                                $      (202,892) $       84,408

Adjustments to reconcile net income to net cash Used in operating activities:
         Depreciation and Amortization                                           8,376           3,729
         Stock Issued for Services                                               6,650          80,281
         Debt Forgiveness                                                          -          (119,720)
         Goodwill                                                                  -           159,974
         Changes in Assets and liabilities:
         (Increase) In Accounts Receivable                                      15,787      (1,129,732)
         (Increase) In Inventory & Contract in Progress                         (3,342)        (31,998)
         (Decrease) in Prepaid Expenses                                         (7,060)           -
         (Decrease) in Accounts Payable                                         (6,375)        834,911
         (Decrease) in Accrued Expenses                                         (1,984)         (7,468)
                                                                       ---------------   -------------
Net Cash used in Operating Activities                                         (190,841)       (125,615)
                                                                       ---------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES

         Capital Expenditures                                                  (12,346)        (16,607)
                                                                       ---------------  --------------
              Net Cash Used in Investing Activities                            (12,346)        (16,607)
                                                                       ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES


         Proceeds From Sale Of Stock                                           116,931          93,314
         Due to Stockholders                                                    62,012          61,204
         Proceeds/Payments From notes Payable-Net                                 (806)         32,124
                                                                       ---------------  --------------
         Cash Flows Provided by Financing Activities                           178,138         186,642
                                                                       ---------------  --------------


         Net (decrease) Increase in Cash and Cash Equivalents                 (25,048)          44,420

         Cash And Cash Equivalents at Beginning of the Period                  38,551            3,471
                                                                       ---------------  --------------

         Cash and Cash Equivalents at the End of the Period            $       13,503   $       47,891
                                                                       =============== ===============
Supplemental Information:

         Cash Paid For Interest                                        $         (337) $        -
                                                                       =============== ===============
         Income Taxes Paid                                             $          550  $        -
                                                                       =============== ===============





                         see accountant's review report
                                       F-4




                                         CORMAX BUSINESS SOLUTIONS, INC. AND SUBSIDIARY
                                        Consolidated Statements of Stockholders' Equity
                                                          (Unaudited)

                                                                       Additional                               Other       Total
                                 Preferred Stock    Common Stock        Paid-In    Subscriptions Retained    Comprehensive  Stock-
                                                                                                                            holders'
                                 Shares    Amount  Shares     Amount    Capital    Receivable     Deficit   Income (Loss)   Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance -December 31, 1997                          1,503,024   $1,503   $1,003,029             $ (2,056,003)          $ (1,051,471)

Net loss                                                    -        -            -          -      (856,896)        -     (856,896)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Balance - December 31, 1998             -        -  1,503,024    1,503    1,003,029          -    (2,912,899)        -   (1,908,367)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Net loss                                                    -        -            -          -       (46,198)        -      (46,198)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Balance - December 31, 1999             -        -  1,503,024    1,503    1,003,029          -    (2,959,097)        -   (1,954,565)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Net loss                                -        -          -        -            -          -    (1,570,017)        -   (1,570,017)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Balance - December 31, 2000             -        - 12,051,921   12,052    3,483,855          -    (4,529,114)        -   (1,033,207)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Net loss                                -        -          -        -            -          -      (925,651)        -     (925,651)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Balance - December 31, 2001             -        - 36,640,160   36,640    4,920,613          -    (5,454,765)        -     (497,512)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Issuance of Preferred Shares    1,000,000   33,333          -        -            -          -             -         -       33,333
Stock issued for cash                   -        -  4,326,200    4,326       96,164    (16,892)            -         -       83,598
Stock issued for services               -        -    300,000      300        6,350          -             -         -        6,650
Warrants Issued                         -        -  4,200,000    4,200      205,800   (143,876)            -         -       66,125
Stock issued for cancellation of debt   -        - 11,522,033   11,522            -          -             -         -       11,522
Other Comprehensive Income (Loss)       -        -          -        -            -          -             -     1,928        1,928
Net Loss                                -        -          -        -            -          -      (202,892)        -     (202,892)
                                ---------- ------- -----------  -------  ----------- ----------  ------------ --------- ------------
Balance - March 31, 2002        1,000,000   33,333 56,988,393   56,988    5,228,927   (160,767)   (5,657,657)    1,928     (497,248)
                                ========== ======= ===========  =======  =========== ==========  ============ ========= ============





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


2.       Capital Stock Transactions

     On December 26, 2001, an 8K was filed by the Company for the issuance of Class A preferred shares. The Board of Directors agreed to sell Todd Violette 1,000,000 shares of Class A Preferred for $50,000 CDN and completion of his current employment contract.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities


On December 26, 2001, an 8K was filed by the Company for the issuance of Class A preferred shares. The Board of Directors agreed to sell Todd Violette 1,000,000 shares of Class A Preferred for $50,000 CDN and completion of his current employment contract.


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