Form 10QSB/A
period 2002-03-31
CORMAX BUSINESS SOLUTIONS INC
filed 2002-05-14
CIK 736314

Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

                                  Amendment #2


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


     On April 6, 2002 Todd Violette gave notice to the Board of Directors for the conversion of 500,000 preferred shares into common stock pursuant to the terms outlined in the December 26, 2001 8-K. A total of 100,000,000 shares will be issued for the conversion. Binding the total issued and outstanding to 156,988,393 as of April 6, 2002.

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


On April 6, 2002 Todd Violette gave notice to the Board of Directors for the conversion of 500,000 preferred shares into common stock pursuant to the terms outlined in the December 26, 2001 8-K. A total of 100,000,000 shares will be issued for the conversion. Binding the total issued and outstanding to 156,988,393 as of April 6, 2002.



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

Dated: This 14th day of May 2002.