Form 10QSB
period 2002-06-30
CORMAX BUSINESS SOLUTIONS INC
filed 2002-08-14
CIK 736314

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended June 30, 2002

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

                                  403-296-0280
                                 --------------
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (X) Yes                   ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUER'S

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2002

         CLASS                                      Outstanding at June 30, 2002
----------------------------                        ----------------------------
Common Stock $.001 Par Value                                 187,341,296
Preferred Stock no Par Value                                 1,000,000,000



                         CORMAX BUSINESS SOLUTIONS INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2002



PART 1 - FINANCIAL INFORMATION                                                          PAGE
ITEM 1. Financial Statements

         Consolidated Balance Sheet as of
         June 30, 2002 (Unaudited) and December 31, 2001                                F-1

         Consolidated Statement of Operations
         for the Three and Six month period Ended June 30, 2002 and 2001
         (Unaudited)                                                                    F-2

         Consolidated Statement of Cash Flows
         for the Six month period ended June 30, 2002 and 2001 (Unaudited)              F-3

         Statements of Changes in Stockholders Equity (Deficit)                         F-4

         Notes to Consolidated Financial Statements
         (Unaudited) as of June 30, 2002                                                F-5

         Management Discussion and Analysis


ITEM 2. Management's Discussion and Analysis or Plan of Operation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K



PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements


                          MICHAEL JOHNSON & CO., LLC.
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303 796 0099
                               Fax: 303 796 0137





           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cormax Business Solutions, Inc.
Calgary, Canada

We have reviewed the accompanying consolidated balance sheet of Cormax Business
Solutions, Inc. as of June 30, 2002 and the related consolidated statements of operations for the three month and six month ended June 30, 2002 and 2001 and the related consolidated cash flows for the six month ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form
10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 12, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
August 14, 2002





                         Cormax Business Solutions Inc.
                           Consolidated Balance Sheet


                                                     (unaudited)       (audited)
                                                     June 30,'02       Dec. 31.'01
                                                     -----------       -----------
ASSETS
     Current Assets
         Cash                                        $    76,323       $    38,551
         Accounts Receivable-trade                        55,063           125,550
         Work in Progress                                  4,648
         Prepaid Expenses                                  7,629            11,032
         Inventory                                        11,218             7,037
                                                     -----------       -----------
     Total Current Assets                                154,882           182,170
                                                     -----------       -----------
     Investments                                         100,099             3,456
                                                     -----------       -----------
     Fixed Assets
         Computer Equipment                              123,003           115,515
         Computer Software                                 4,275             5,177
         Furniture & Fixtures                             35,372            31,026
                                                     -----------       -----------
                                                         162,651           151,718
         Less Accumulated Depreciation                   (66,522)          (46,473)
                                                     -----------       -----------
         Net Fixed Assets                                 96,129           105,245
                                                     -----------       -----------
     Other Assets
         Goodwill
         Less Accumulated Amortization
                                                     -----------       -----------
     Total Other Assets
                                                     -----------       -----------
TOTAL ASSETS                                         $   351,110       $   290,871
                                                     ===========       ===========
LIABILITIES & EQUITY
     Liabilities

Current Liabilities

         Line of Credit                                   66,390                -
         Accounts Payable-trade                          164,910           273,580
         Accrued Expenses                                 13,333            23,438
         Accrued Interest Payable                         96,466            96,466
         Due to Stockholders                              75,692           119,944
         Notes Payable-Current Portion                   270,814           274,955
                                                     -----------       -----------
         Total Current Liabilities                       687,606           788,383
                                                     -----------       -----------


TOTAL LIABILITIES                                        687,606         1,237,431

     Shareholders' Equity (Deficit):
     Preferred Stock, no par Value, 10,000,000
     Shares authorized, 500,000 shares issued and         16,667            -
     Outstanding Common Stock, Par Value $.001
     500,000,000 shares authorized, 187,341,296
     and 36,640,160issued and outstanding
     at June 30, 2002 and December 31, 2001
     respectively                                        187,341            36,640
     Additional Paid-In Capital                        5,435,982         4,920,613
     Subscription Receivable                            (130,439)               -
     Retained Deficit                                 (5,917,907)       (5,454,765)
     Other comprehensive Income (Loss)                   (28,139)               -
                                                     -----------       -----------
     Total Stockholders Equity                          (336,495)         (497,512)
                                                     -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY              $   351,110       $   290,871
                                                     ===========       ===========


    The accompanying notes are an integral part of these financial statements


                                 Cormax Business Solutions Inc.
                              Consolidated Statement of Operations
                                           (Unaudited)


                                            Three Months Ended                  Six Months Ended

                                    June 30, 2002    June 30, 2001     June 30,2002     June 30, 2001
                                    ---------------  ---------------   ---------------  ---------------

REVENUES:                           $       122,656  $       334,368   $       409,237  $      445,338

COST OF GOODS SOLD:                          78,501          213,199          324,111          213,199
                                    ---------------  ---------------   ---------------  ---------------

GROSS PROFIT                                 44,155          121,169            85,126         232,139
                                    ---------------  ---------------   ---------------  ---------------
OPERATING EXPENSES:
         Selling and Marketing                4,832           54,739            46,611           54,739
         General and Administrative         193,954          506,669           392,822          640,665
                                    ---------------  ---------------   ---------------  ---------------
         Total Expenses                     198,786          561,408           439,433          695,404
                                    ---------------  ---------------   ---------------  ---------------

OTHER REVENUES & EXPENSES:
         Interest Expense                     (540)          (1,172)             (877)           (1,172)
         Interest Income                         -            2,386                 -             2,386
         Other Income                            -                3                 -            42,698
         Other Expenses                      (5,079)            (79)            (7,958)         (55,060)
         Loss on Sale of Assets                  -          (40,104)                -           (40,104)
                                    ---------------  ---------------   ---------------  ----------------
Total Other Revenues & Expenses              (5,620)        (38,966)            (8,835)         (51,252)
                                    ---------------  ---------------   ---------------  ----------------

Extraordinary Item -Cancellation of Debt       -              -                     -           119,720

NET INCOME (LOSS)                   $      (160,250) $     (479,205)   $      (363,142) $      (394,797)
                                    ================ ================  ================ ================

Per Share information:
         Weighted Average Number
         Of Common Shares Outstanding   122,164,845      19,192,421          93,656,616       16,812,254
                                    ---------------- ----------------  ---------------- ----------------

Net (loss) Per Common Share         $         (0.00) $         (0.02)  $         (0.00) $          (0.02)
                                    ================ ================  ================ =================




     The accompanying notes are an integral part of this financial statement




                                 Cormax Business Solutions Inc.
                              Consolidated Statement of Cash Flows
                                           (Unaudited)


                                                                       (unaudited)      (unaudited)
                                                                       Six Months Ended Six Months Ended
                                                                       June 30, 2002    June 30, 2001
                                                                       ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                                $      (363,142) $     (394,797)

Adjustments to reconcile net income to net cash Used in operating activities:
         Depreciation and Amortization                                          20,049          21,809
         Stock Issued for Services                                             122,558          400,574
         Dtock Issued in Lieu of Debt                                           28,522             -
         Debt Forgiveness                                                          -          (119,720)
         Changes in Assets and liabilities:
         (Increase) In Accounts Receivable                                      70,487        (340,025)
         (Decrease) in Prepaid Expenses                                           (592)        (11,267)
         (Increase) In Inventory & contract in Progress                         (4,835)        (50,602)
         (Decrease) in Accounts Payables                                      (137,192)       (326,491)
         (Decrease) in Accrued Expenses                                        (10,105)              -
                                                                       ---------------  ---------------
Net Cash used in Operating Activities                                         (274,250)       (820,520)
                                                                       ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of Expanded Systems                                          -            481,649
         Purchase of Investments                                               (96,643)         (4,655)
         Proceeds From Sale of Fixed Assets                                       -              7,674
         Capital Expenditures                                                  (10,933)         (3,112)
                                                                       ---------------  ---------------
              Net Cash Used in Investing Activities                           (107,576)        481,556
                                                                       ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from Sale of Stock                                           281,657         153,549
         Bank Overdraft                                                            -            47,511
         Line of Credit                                                         66,390             -
         Due to Stockholders                                                    75,692         106,977
         Proceeds/Payments from Notes Payable-Net                               (4,141)         27,790
                                                                       ---------------  ---------------
         Cash Flows Provided by Financing Activities                           419,598         335,827
                                                                       ---------------  ---------------

         Net (decrease) Increase in Cash and Cash Equivalents                   37,772          (3,137)


         Cash And Cash Equivalents at Beginning of the Period                   38,551           3,471
                                                                       ---------------  ---------------

         Cash and Cash Equivalents at the End of the Period            $        76,323   $         334
                                                                       ===============  ===============
Supplemental Information:

         Cash Paid for interest                                        $          (540) $        -
                                                                       ===============  ===============
         Cash Paid For Income Taxes                                    $       (13,267)  $       -
                                                                       ===============  ===============




     The accompanying notes are an integral part of this financial statement







                                                    Cormax Business Solutions Inc.
                                                        Statement of Changes in
                                                         Stockholders' Equity

                                                                     Additional                              Other        Total
                            Preferred Stock       Common Stock         Paid-In   Subscriptions  Retained ComprehensiveStockholders'
                                              ----------------------
                          ---------------------
                            Shares     Amount    Shares      Amount    Capital     Receivable   Deficit  Income (Loss)   Equity
                          ----------------------------------------------------------------------------------------------------------
Balance -December 31,
1997                                           1,503,024     $1,503 $ 1,003,029            $ (2,056,003)              $ (1,051,471)


Net loss                                           -           -         -        -            (856,896)         -        (856,896)
                          ----------------------------------------------------------------------------------------------------------
Balance - December 31,
1998                           -       -       1,503,024      1,503   1,003,029   -          (2,912,899)         -      (1,908,367)
                          ----------------------------------------------------------------------------------------------------------


Nel loss                                           -           -         -        -             (46,198)         -         (46,198)
                          ----------------------------------------------------------------------------------------------------------
Balance - December 31,
1999                           -       -       1,503,024      1,503   1,003,029   -          (2,959,097)         -      (1,954,565)
                          ----------------------------------------------------------------------------------------------------------

Net loss                       -       -           -           -    (1,570,017)   -              -                      (1,570,017)
                          ----------------------------------------------------------------------------------------------------------
Balance - December 31,
2000                           -       -       12,051,921    12,052  3,483,855    -          (4,529,114)        -       (1,033,207)
                          ----------------------------------------------------------------------------------------------------------

Net loss                       -       -           -           -         -        -            (925,651)        -         (925,651)
                          ----------------------------------------------------------------------------------------------------------
Balance - December 31,
2001                           -       -       36,640,160    36,640  4,920,613    -          (5,454,765)        -         (497,512)
                          ----------------------------------------------------------------------------------------------------------

Issuance of Preferred
Shares                      500,000  16,667        -           -         -        -               -             -           16,667
Stock issued for cash          -       -        9,896,200     9,896    255,094    -               -             -          264,990

Stock issued for services      -       -      107,282,903   107,283     15,275    -               -             -          122,558

Warrants Issued                -       -        5,000,000     5,000    245,000    (130,439)       -             -          119,561
Stock issued for
cancellation of debt           -       -       28,522,033    28,522      -        -               -             -           28,522
Other Comprehensive
Income (Loss)                  -       -           -           -         -        -               -         (28,139)       (28,139)

Net Loss                       -       -           -           -         -        -            (363,142)         -        (363,142)
                          ----------------------------------------------------------------------------------------------------------

Balance - March 31, 2002    500,000  16,667   187,341,296   187,341  5,435,982   (130,439)   (5,817,907)    (28,139)      (336,495)
                          ==========================================================================================================

                         Cormax Business Solutions Inc.
                   Notes to Consolidated Financial Statements
                         (Unaudited) as of June 30, 2002


1.       Presentation of Interim Information

     In the opinion of the management of Cormax Business Solutions, Inc., the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 2001.

2.       Capital Stock Transactions

     On December 26, 2001, an 8K was filed by the company for the issuance of Class A preferred shares. The Board of Directors agreed to sell Todd Violette 1,000,000 shares of Class A preferred for $50,000 CDN and completion of his current employment contract.

     On April 6, 2002, the Board of Directors agreed to the conversion of 500,000 shares of Class A preferred shares to common shares. The conversion rate for this transaction was for every 1 share of preferred, 200 shares of common were issued. The transaction totaled 100 million newly issued common shares.

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

Result of Operations

During the three-month periods ended June 30, 2002, we had revenues of $122,656 compared to $334,368 in the same period in 2001. We incurred general and administrative expenses of $392,822 for the six-month period ended June 30, 2002 and $640,665 for the six-month period ended June 30, 2001. Net loss in the three-month periods ended June 30, 2002 was ($160,250) or ($.00) per share compared to net loss of ($479,205) or ($.02) per share in the same period 2001. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three month period ended June 30, 2002 as compared to the three month period ended June 30, 2001 is primarily attributable to the decrease in payroll expenses and consulting fees.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2001 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the quarter ended June 30, 2002, we were able to generate positive cash flow. No assurance can be given that we will be able to achieve our cash flow or obtain our additional financing.

We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At June 30, 2002 we had a retained deficit of ($5,817,907) compared to retained deficits of ($4,923,911) and ($5,454,765) at June 30, 2001 and December 31, 2001,
respectively. As of June 30, 2002, we had total current assets of $154,882 and total current liabilities of $686,606 or negative working capital of ($532,724). At December 31, 2001, we had total current assets of $182,170 and total current liabilities of $788,383 or negative working capital of ($606,213). At June 30, 2001 we had total current assets of $465,027 and total current liabilities of $977,273 or negative working capital of ($512,246). We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

                          PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Form 8-K filed June 27, 2002 announcing a stock dividend to shareholders.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cormax Business Solutions Inc.


BY: /s/ Todd Violette

----------------------------
Todd Violette, President

Dated: This 14th day of August 2002