Form 10QSB/A
period 2002-06-30
CORMAX BUSINESS SOLUTIONS INC
filed 2002-08-20
CIK 736314

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

               (X) Yes                   ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUER'S

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2002


         CLASS                                      Outstanding at June 30, 2002
----------------------------                        ----------------------------
Common Stock $.001 Par Value                                 187,341,296
Preferred Stock no Par Value                                 500,000 Class A



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


Dated: This 19th day of August 2002