Form 10QSB/A
period 2002-06-30
CORMAX BUSINESS SOLUTIONS INC
filed 2002-08-28
CIK 736314

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

                          PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K


        a)  Exhibits - Exhibit 99.14

        b) Reports on Form 8-K - Form 8-K filed June 27, 2002 announcing a stock dividend to shareholders.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cormax Business Solutions Inc.


BY: /s/ Todd Violette
----------------------------
Todd Violette, President


Dated: This 26th day of August 2002