Form 10QSB
period 2002-09-30
CORMAX BUSINESS SOLUTIONS INC
filed 2002-11-20
CIK 736314

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly period ended September 30, 2002

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


                  200 Barclay Place SW Calgary, Alberta T2P 0E8
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  403-818-6147
                                 --------------
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (X) Yes                 ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUER'S

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2002


         CLASS                                Outstanding at September 30, 2002
----------------------------                  ---------------------------------
Common Stock $.001 Par Value                           198,155,262
Preferred Stock                                            500,000

                         CORMAX BUSINESS SOLUTIONS INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED September 30, 2002



PART 1 - FINANCIAL INFORMATION                                                    PAGE

ITEM 1. Financial Statements
         Independent Auditor's Review Letter                                      F-1

         Consolidated Balance Sheet as of
         September 30, 2002 (Unaudited) and December 31, 2001                     F-2

         Consolidated Statement of Operations
         for the Three and nine month period Ended September 30, 2002 and 2001
         (Unaudited)                                                              F-3

         Statements of Changes in Stockholders Equity (Deficit)                   F-4

         Consolidated Statement of Cash Flows
         for the Nine month period ended September 30, 2002 and 2001 (Unaudited)  F-5

         Notes to Consolidated Financial Statements
         (Unaudited) as of September 30, 2002                                     F-6

         Management Discussion and Analysis

ITEM 2. Management's Discussion and Analysis or Plan of Operation.                 7

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements



                          Michael Johnson & Co., LLC.
                             Business Information:
                             9175 Kenyon Ave., #100
                                Denver CO 80237
                              Phone: 303-796-0099
                               Fax: 303-796-0137




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Cormax Business Solutions, Inc.
Calgary, Canada

We have reviewed the accompanying consolidated balance sheet of Cormax Business Solutions, Inc. as of September 30, 2002 and the related consolidated statements of operations for the three month and nine month period ended September 30, 2002 and 2001 and the related consolidated cash flows for the nine month ended September 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 12, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
November 13, 2002


                                                    Cormax Business Solutions Inc.
                                                      Consolidated Balance Sheet


                                                     (Unaudited)       (Audited)
                                                     September 30,     December 31,
                                                        2002             2001
                                                     -----------       -----------
ASSETS
     Current Assets
         Cash                                        $     6,667       $    38,551
         Accounts Receivable-trade                           743           125,550
         Prepaid Expenses                                  2,797            11,032
         Inventory                                             -             7,037
                                                     -----------       -----------
     Total Current Assets                                 10,207           182,170
                                                     -----------       -----------
     Investments                                             298             3,456
                                                     -----------       -----------
     Fixed Assets
         Computer Equipment                                    -           115,515
         Computer Software                                     -             5,177
         Furniture & Fixtures                                  -            31,026
                                                     -----------       -----------
                                                               -           151,718
         Less Accumulated Depreciation                         -           (46,473)
                                                     -----------       -----------
         Net Fixed Assets                                 96,129           105,245
                                                     -----------       -----------

Other Assets                                              9,287                -
                                                     -----------       -----------
TOTAL ASSETS                                         $   19,791        $   290,871
                                                     ===========       ===========
LIABILITIES & EQUITY
     Liabilities

Current Liabilities
         Line of Credit                                      610                -
         Accounts Payable-trade                          252,552           273,580
         Accrued Expenses                                      -            23,438
         Accrued Interest Payable                        203,000            96,466
         Due to Stockholders                              45,113           119,944
         Notes Payable-Current Portion                   259,926           274,955
                                                     -----------       -----------
         Total Current Liabilities                       761,200           788,383
                                                     -----------       -----------

     Shareholders' Equity (Deficit):
     Preferred Stock, no par Value, 10,000,000
     Shares authorized, 500,000 shares issued and        16,667                 -
     Outstanding Common Stock, Par Value $.001
     500,000,000 shares authorized, 198,155,262
     and 36,640,160 issued and outstanding
     at June 30, 2002 and December 31, 2001
     respectively                                        198,155            36,640
     Additional Paid-In Capital                        5,447,682         4,920,613
     Subscription Receivable                             (97,332)               -
     Retained Deficit                                 (6,253,715)       (5,454,765)
     Other comprehensive Income (Loss)                   (52,866)               -
                                                     -----------       -----------
     Total Stockholders Equity                          (741,409)         (497,512)
                                                     -----------       -----------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY              $    19,791       $   290,871
                                                     ===========       ===========



    The accompanying notes are an integral part of these financial statements



                                                    Cormax Business Solutions Inc.
                                                 Consolidated Statement of Operations
                                                              (Unaudited)


                                            Three Months Ended                  Nine Months Ended
                                              September 30,                     September 30,

                                          2002             2001             2002             2001
                                    ---------------  ---------------   ---------------  ---------------
REVENUES:                           $            -   $       257,914   $       409,237  $       703,252

COST OF GOODS SOLD:                              -            64,065           324,111          277,264
                                    ---------------  ---------------   ---------------  ---------------

GROSS PROFIT                                     -           193.849            85,126          425,988
                                    ---------------  ---------------   ---------------  ---------------

OPERATING EXPENSES:
         Selling and Marketing                 792            29,661            47,403           84,400
         General and Administrative         17,903           152,804           410,725          801,198
                                    ---------------  ---------------   ---------------  ---------------
         Total Expenses                     18,694           182,465           458,128          885,598
                                    ---------------  ---------------   ---------------  ---------------

OTHER REVENUES & EXPENSES:
         Interest Expense                 (106,531)           (1,094)         (107,411)          (2,266)
         Interest Income                         -                 -                 -            2,386
         Other Income                            -             5,373                 -           48,071
         Other Expenses                    (83,333)             (361)          (91,291)         (51,692)
         Loss on sale of assets                 -                  -                 -          (40,104)
         Loss on Investment                 (3,134)                -            (3,134)               -
                                    ---------------  ---------------   ---------------  ----------------
Total Other Revenues & Expenses           (193,001)            3,918          (201,837)         (43,605)
                                    ---------------  ---------------   ---------------  ----------------
Net income (loss) from continuing
Operations                                (211,696)           15,302          (547,838)        (503,215)

Discontinued operations:
Loss from operations of Expanded
Systems Inc. and Cormax Business
Solutions Ltd.                            (118,154)                -          (118,154)               -
Loss on disposal of Expanded
Systems Solutions Inc and
Cormax Business Solutions Ltd.             (97,036)                -           (97,036)               -

Extraordinary Item -Cancellation
of debt                                         -                  -                 -          119,720

NET INCOME (LOSS)                   $     (426,885) $         15.302    $     (790,027) $      (383,495)
                                    ================ ================  ================ ================

Per Share information:
       Weighted Average Number
       Of Common Shares Outstanding    188,241,296        22,202,541       153,443,788       19,761,667
                                    ---------------- ----------------  ---------------- ----------------

Net (loss) Per Common Share         $        (0.00) $           0.00    $        (0.01) $         (0.03)
                                    ================ ================  ================ =================


     The accompanying notes are an integral part of this financial statement



                                                    Cormax Business Solutions Inc.
                                                        Statement of Changes in
                                                         Stockholders' Equity

                                                                   Additional                                Other        Total
                          Preferred Stock       Common Stock         Paid-In   Subscriptions  Retained   Comprehensive Stockholders'
                          Shares    Amount    Shares      Amount     Capital     Receivable   Deficit    Income (Loss)   Equity
                         -----------------------------------------------------------------------------------------------------------
Balance -December 31,
1997                                        1,503,024     $1,503   $ 1,003,029               $(2,056,003)              $ (1,051,471)


Net loss                                        -           -           -       -               (856,896)         -        (856,896)
                         -----------------------------------------------------------------------------------------------------------
Balance - December 31,
1998                         -        -     1,503,024      1,503     1,003,029  -             (2,912,899)         -      (1,908,367)
                         -----------------------------------------------------------------------------------------------------------


Nel loss                                        -           -           -       -                (46,198)         -         (46,198)
                         -----------------------------------------------------------------------------------------------------------
Balance - December 31,
1999                         -        -     1,503,024      1,503     1,003,029  -             (2,959,097)         -      (1,954,565)
                         -----------------------------------------------------------------------------------------------------------

Net loss                     -        -          -          -                   -             (1,570,017)         -      (1,570,017)
                         -----------------------------------------------------------------------------------------------------------
Balance - December 31,
2000                         -        -    12,051,921     12,052     3,483,855  -             (4,529,114)         -      (1,033,207)
                         -----------------------------------------------------------------------------------------------------------


Net loss                     -        -         -           -           -       -               (925,651)         -        (925,651)
                         -----------------------------------------------------------------------------------------------------------
Balance - December 31,
2001                         -        -    36,640,160     36,640     4,920,613  -             (5,454,765)         -        (497,512)
                         -----------------------------------------------------------------------------------------------------------

Issuance of Preferred
Shares                    500,000   16,667      -           -           -       -                  -              -          16,667
Stock issued for cash        -        -     9,896,200      9,896       255,094  -                  -              -         264,990

Stock issued for services    -        -   109,173,663    109,174        26,975  -                  -              -         136,149

Warrants Issued              -        -     5,000,000      5,000       245,000   (97,332)          -              -         152,669
Stock issued for
cancellation of debt         -        -    28,522,033     28,522         -      -                  -              -          28,522
Other Comprehensive
Income (Loss)                -        -        -            -            -      -                  -         (52,866)       (52,866)

Net Loss                     -        -        -            -            -      -               (790,027)         -        (790,027)
                         -----------------------------------------------------------------------------------------------------------
Balance - September
30,2002                   500,000   16,667 198,155,262   198,155     5,447,682   (97,332)     (6,253,715)    (52,866)      (741,409)
                         ===========================================================================================================





                                                    Cormax Business Solutions Inc.
                                                 Consolidated Statement of Cash Flows
                                                              (Unaudited)


                                                                               Nine months ended
                                                                                 September 30,

                                                                               2002           2001
                                                                       ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                                $      (790,027) $     (383,495)

Adjustments to reconcile net income to net cash
         Used in operating activities:
         Depreciation                                                          (46,473)         31,132
         Stock Issued for Services                                             136,149         446,006
         Loss on sale of assets                                                   -             40,104
         Stock Issued in Lieu of Debt                                           28,522             -
         Debt Forgiveness                                                          -          (119,720)
         Changes in Assets and liabilities:
         (Increase) In Accounts Receivable                                     113,730           5,994
         (Increase) in Prepaid Expenses                                          4,240         (10,900)
         (Increase) In Inventory & contract in Progress                         11,032        (131,692)
         (Decrease) in Accounts Payables                                       (21,028)       (465,323)            (Decrease) in
Accrued Expenses                                                                74,032         (27,837)
                                                                       ---------------  ---------------
Net Cash used in Operating Activities                                         (489,825)       (820,520)
                                                                       ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of Expanded Systems                                          -            418,697
         Purchase of Investments                                                 3,158          (4,205)
         Proceeds From Sale of Fixed Assets                                       -              7,674
         Capital Expenditures                                                  151,718           1,441
                                                                       ---------------  ---------------
              Net Cash Used in Investing Activities                            154,867         423,607
                                                                       ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from Sale of Stock                                           281,657         129,461
         Line of Credit                                                            610             -
         Due to Stockholders                                                    35.826          98,763
         Proceeds/Payments from Notes Payable-Net                              (15,029)         27,018
                                                                       ---------------  ---------------
         Cash Flows Provided by Financing Activities                           303,064         255,242
                                                                       ---------------  ---------------


         Net (decrease) Increase in Cash and Cash Equivalents                  (31,884)         50,603


         Cash and Cash Equivalents at Beginning of the Period                   38,551           3,471
                                                                       ---------------  ---------------

         Cash and Cash Equivalents at the End of the Period            $         6,667   $      54,074
                                                                       ===============  ===============

Supplemental Information:

         Cash Paid for interest                                        $      (106,534) $        2,266
                                                                       ===============  ===============
         Cash Paid For Income Taxes                                    $            -   $        2,809
                                                                       ===============  ===============




     The accompanying notes are an integral part of this financial statement

                        Cormax Business Solutions, Inc.
                   Notes to Consolidated Financial Statements
                      (Unaudited) as of September 30, 2002



1.       Presentation of Interim Information

In the opinion of the management of Cormax Business Solutions, Inc., the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 2001.

2.       Capital Stock Transactions

         August 13, 2002 The Board of Directors has elected to repurchase Todd Violette's Class A Preferred and all common stock related to the Convertible Preferred under the terms outlined in the December 26, 2001 8-K. Mr. Violette has returned 100,000,000 million shares of common stock back to the treasury of Cormax and holds only the 1,000,000 shares of Convertible Preferred. The Board expects to complete the repurchase October 31, 2002.

         October 17, 2002 Todd Violette transferred the 1,000,000 shares of preferred stock to Ingenuity Marketing an effect the return to treasury of the 100,000,000 million share of common stock.

         October 17, 2002 the company signed a separation agreement with Mr. Violette. Mr. Violette received five million shares of restricted stock and was allowed to exercise two million options. Mr. Violette gave a release to the company for all money owe to him.

3.       Discontinued Operations

On September 1,2002, the Company decided to rationalize its two operating subsidiaries, Expanded Systems Solutions Inc. and Cormax Business Solutions Ltd., thereby discontinuing distribution and support of technology services and IT solutions. The operating loss to date of discontinued operations, relating entirely to this division, was ($118,154). The loss on disposal of ($97,036) represents the write-down of the inventory, fixed assets, technology and investment at the date of discontinuance of operations together with the expenses related to the discontinuance of activities.

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

Result of Operations

During the three-month periods ended September 30, 2002, we had no revenues from continuing operations compared to $257,914 in the same period in 2001. We incurred general and administrative expenses of $410,725 for the nine-month period ended September 30, 2002 and $801,198 for the nine-month period ended September 30, 2001. Net loss in the three-month periods ended September 30, 2002 was ($426,885) or ($0.00) per share compared to net income of $15,302 or $0.00 per share in the same period 2001. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hosting expense, design cost and server expense are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001 is primarily attributable to the discontinuation of the operating subsidiaries Expanded Systems Solutions Inc. and Cormax business Solutions Ltd.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2001 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the quarter ended September 30, 2002, we were unable to generate positive cash flow. No assurance can be given that we will be able to achieve our cash flow or obtain our additional financing.

We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At September 30, 2002 we had a retained deficit of ($6,253,715) compared to retained deficits of ($4,912,609) and ($5,454,765) at September 30, 2001 and December 31, 2001, respectively. As at September 30, 2002, we had total current assets of $10,207 and total current liabilities of $761,200 or negative working capital of ($750,993). At December 31, 2001, we had total current assets of $182,170 and total current liabilities of $788,383 or negative working capital of ($606,213). At September 30, 2001 we had total current assets of $253,470, and total current liabilities of $764,496 or negative working capital of ($511,026). We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash, which would require us to seek financing. We believe that existing cash, investments and loans available under our present credit facilities will only be sufficient for the next 1 to 2 months. However, we may sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

                          PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

          In October, 2002, Todd Violette resigned as President, CEO, and Director In October, 2002, Grahame Entwistle resigned as a Director.

          In October, 2002, Peter Leeuwerke was appointed President and sole Director.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

          Form 8-K filed June 27, 2002 announcing a stock dividend to shareholders.

          Form 8-K filed September 3, 2002 announcing the return of the common stock from the preferred shares and the take over by Ingenuity marketing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cormax Business Solutions Inc.


BY: /s/ Peter Leeuwerke
----------------------------
Peter Leeuwerke, President

Dated: This 16th day of November 2002