Form 10KSB
period 2002-12-31
SURE TRACE SECURITY CORP
filed 2003-04-23
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 0-17232

SURE TRACE SECURITY CORPORATION
(Name of small business issuer in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	84-0959153 (I.R.S. Employer Identification No.)

1530-9th Avenue S.E.,
CALGARY, ALBERTA, CANADA T2G 0T7
Telephone: (403) 204-0260
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 500,000,000. $0.001 Par Value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year: $ 409,237

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$1,558,151 as of April 14, 2003.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______No _______

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Since its inception in July of 1983 as White Cloud Exploration, Inc. ("the Company"), has been in the developmental stage, while it has attempted to identify suitable mergers, assets or acquisitions of operations. In November 1998, the Company changed its name to Watchout! Inc.

On August 31, 2000, the Company acquired all of the issued and outstanding shares of common stock of Cormax Business Solutions, Ltd. in exchange for the issuance of 25,100,000 shares of our common stock. For purposes of the transaction, the shares were valued at $.30 per share for a total consideration of $7,530,000. The transaction was subject to receipt of certain documentation, which was received by the Company on September 9, 2000. Pursuant to the share acquisition Agreement, Todd Violette was appointed as President and Chairman of the Board of Directors of the Registrant.

On March 7, 2001, the Company filed an amendment to its articles of incorporation changing its name to Cormax Business Solutions Inc.

On April 1, 2001 Cormax Business Solutions Inc. purchase 100% interest in Expanded Systems Solutions Inc. ("Expanded Systems"). Cormax purchased Expanded Systems from Novalink for $200,000 USD. Expanded Systems is a wholly owned subsidiary of Cormax Business Solutions Inc.

On January 29, 2003, the Company acquired all of the issued and outstanding shares of Identification Technologies Inc., a private Alberta corporation ("Identex"), in exchange for 1 million shares of the Company's Series B Preferred Stock. Immediately following the acquisition of Identex, the Company changed its name to Sure Trace Security Corporation.

OVERVIEW OF BUSINESS

Sure Trace, through its wholly owned subsidiary Identification Technologies Inc. ("Identex"), sells proprietary security products and services. The markets for its products and services are worldwide. Studies completed by Ernst & Young, the US Department of Labor and the US Chamber of Commerce value these markets in excess of $1 trillion annually.

Due to the events of September 11, 2001, security in all its forms has become a major concern for both government and private sector businesses. Sure Trace has a solution that is proven, proprietary and extremely adaptable to many applications.

Identex is initially focusing on Loss Prevention, which is a polite means of describing employee/contractor theft from medium to large industrial employers. Based on the Ernst & Young and the US Department of Labor, studies employee theft averages $500 per year per employee; 10% of employees will never steal, 15% are considered to be habitual thieves, which leaves the 75% in the middle that steal on an opportunistic basis.

The goal of Identex's products and services is to raise the bar in terms of the risk associated with stealing and to reduce theft through a combination of science and psychology.

Science

Identex manufacturers a chemical formulation known as "taggant", which is forensic fluid often likened to DNA. Once applied to the surface of literally any asset (tools & equipment), it actually sinks beneath the surface and bonds with the asset on a molecular basis. Removal of the mark is extremely difficult without obvious damage to the asset. The taggant can withstand extreme abrasion, extended baths in acids and solvents, and even 3,0000F (2,4000F melts glass). Once applied, ownership can be guaranteed with certainty. For example, two identical assets owned by two different companies can be correctly identified as to which asset belongs to which owner with 100% accuracy, 100% of the time.

Psychology

This forms a major component in the overall success of Identex's program. Once the product has been installed, company employees, through an ongoing awareness campaign, are shown exactly how the product works and thus discover that extreme abrasion, acids and solvents and even 3,0000 F will not remove the taggant. Taggants can be applied both covertly and overtly. A florescence is added to the formulation, which forms the first line of detection. UV lights are used at entry/exit gates so that security personnel as well as employees/contractors can easily identify marked assets.

Identex

The Identex taggant formulations work with the Niton proprietary patented portable elemental scanner. This scanning technology is able to identify an individual formulation to the very low 5 parts per million. Each client receives a unique formulation of the taggant so those assets belonging to one client can always be identified as theirs. Asset scanning forms a significant component within the ongoing employee awareness campaign.

While the vast majority of employers typically terminate an employee caught stealing, it is critical to the success of any deterrence program that employees know that prosecution is a real option and not just an empty threat.

Research

Identex engaged Kroll & Associates, the worlds largest security firm, to assist in the development of a "chain of evidence" able to withstand legal scrutiny should a client ever wish to legally pursue an employee for theft. The installation of a complete chain of evidence, which is comprised of a series of policies, procedures and documentation forms a major component of the services provided in conjunction with Identex's products and is another component of the employee awareness campaign.

Marketing Strategy

Prior to its acquisition by Sure Trace, Identex sold Loss Prevention products throughout Canada on a direct sale basis. Identex's client list is impressive and includes such major corporations as Bombardier, Ford Canada, GM Canada, Stelco Steel, Irving Oil, Imperial Oil, Toronto Transit, and Atomic Energy of Canada to name a few.

Sure Trace has significantly altered Identex's distribution strategy by introducing a channel partner distribution strategy as opposed to direct sales. To this end, Identex has completed national distribution agreements with the Commissionaires (of Canada) and with ToolWatch Corporation of Denver, CO. Identex is currently negotiating with several additional firms for distribution agreements on an international scale.

This distribution model for Loss Prevention provides Identex with several significant advantages over direct sales. It has often been said that "people buy from people but they generally buy from people they like and trust". Using existing security firms or firms with a complimentary product or service provides Identex with a large existing sales force that has access to a large existing client base that knows and trusts this sales force. Moreover, as this sales force is a third party to Identex, selling costs and expenses are borne by the distribution channel partner until a sale is actually completed. The following examples will elucidate our strategy

Example One -Horizontal Channel Partner

The Commissionaires are Canada's largest security personnel provider to all levels of government and private sector business. In 2002 the Commissionaires' labor force grew to 17,000, which are largely made up from retired military and police force professionals. In that same year gross sales reached 270 million CDN. The Commissionaires boast better than 1,800 private sector businesses that meet Identex's industrial client profile and have direct access to many senior government officials.

Example Two-Vertical Channel Partner

ToolWatch produces an Asset Management software program and in its 12 year history has accumulated better then 6,000 clients of which 5,000 meet Identex's industrial client profile. Much like the Commissionaires, ToolWatch has a professional sales force but does not employ security personnel. As such, ToolWatch's distribution strategy involves the establishment of regional seminars where ToolWatch will expose their clients to Identex products and services. ToolWatch will then establish a "Security Association" amongst groups of regional clients. The associations will hire the appropriate number of security professionals who will initially form the installation coordination team, then form the employee training team, and then facilitate an ongoing employee awareness campaign.

Identex intends to replicate this distribution strategy throughout Europe, Asia, Africa and the Middle East.

While gross margins on Loss Prevention sales average sixty eight percent (68%), margins in Authentication are higher. Identex has elected to initially focus on Loss Prevention as this strategy facilitates a geographically broad distribution of portable scanners, which forms a central core to the ultimate success of Authentication. The benefits of the broad geographical distribution of scanners are described in greater detail below.

Authentication involves positive proof of origin, right to hold, or outright ownership of an asset. These assets can include documents, gems, component parts, and of course brand name finished goods. The Washington Anti Counterfeiting Coalition has determined that the cost of fraudulent replication of assets amounts annually too more than 1 trillion dollars (USD) worldwide.

Identex-A New Market Category

Globally five other companies sell "coded" fluids. However, none of these companies possess portable scanning technology and as such require their clients to use a test called "laser ablation" to prove ownership. The most active of these companies, ISOTAG of Texas, uses a color shifting UV (black) light technology. While accurate, the UV technology is expensive and stationary. In addition, as their coded fluid is organic in nature it sits on top of the surface and fades over time under natural light. Identex has a significant advantage over this technology, as its product is inorganic, bonds with the asset on a molecular basis, will never fade, and is readable with a relatively, inexpensive portable scanner. As such Identex considers itself as a new market category.

To manage this diverse market opportunity Identex has broken Authentication into the following subgroups: Government Services, Industrial Authentication and Brand Authentication.

Government

Since September 11th, governments around the world have established significant budgets to augment their security efforts. Identex's products can be used in passports, immigration documents, currency, personnel identification badges, contracts, airspace security, etc.

Industrial Authentication

Industrial authentication provides industries such as automotive with the ability to determine legitimate parts as opposed to "knock-off" parts. False warranty claims and legal liability suites are a major concern for corporations. Industries such as aerospace and high-pressure valve producers are required to test component parts on a routine basis. Art collections, lottery tickets, casino checks and playing cards, gem certificates, the gems themselves all require positive verification.

Brand Authentication

Most, if not all, major brand names from soda pop to clothing, to sporting goods face significant problems due to the fraudulent replication or outright theft of their products.

The largest hurdle to effectively capture this market opportunity(s) has been the lack of quick and positive authenticate in the field. Telling a border guard who suspects a shipment of goods to be fraudulent that authenticating the shipment might take days if not weeks is simply not feasible. The combination of Identex's taggant and Niton's scanner meets the immediacy needed is the perfect if not ultimate solution.

Niton's scanning technology has a built-in database that allows for specific information to be permanently tied to a particular formulation of taggant. This information could be date of issue, ownership, purchase order number, shipping detail, expected location, etc. This database can be updated "on the fly" by a field investigator. The built-in database can be connected to a larger central database via direct dial-up, cell phone, or satellite communications. This allows for two-way communications so that a field investigator can download new taggant signatures along with associated database information as well as uploading their findings in the field.

Sure Trace and Identex's management team includes 10 seasoned veterans that posses better than 200 years of sales and management experience. This management team has been assembled to manage the channel distribution partners and pursue specific industrial verticals as they relate to various authentication markets.

Identex filed a process patent application with the U.S. Patent and Trademark Office on March 8, 2002, as application number10/094,297, entitled "Asset and Brand Protection System Using X-Ray Fluorescence Analysis of Unique Elemental Taggant." This application covers the process by which Identex tags and identifies an item using an x-ray fluorescent and spectrographic analyzer and maintains a database of the items tagged with taggants.

Identex has trade-marked the name "Identex" with the Canadian Intellectual Property Office, as well as the phrase "Marked For Life!" The first trade-mark was registered on February 4, 2003 and the second was registered on February 10, 2003. These trade-marks are valid for 15 years from the respective registration dates and are subject to renewal at that time.

Sure Trace/Identex is not aware of any government regulations that might adversely affect its business.

Identex has spent approximately $467,000 US ($700,309 CDN) on research and development in fiscal year 2001 and $285,000 USD ($428,005 CDN) in fiscal year 2002.

Identex's manufacturing process involves the use of certain chemical compounds. The use of these compounds is regulated and Identex has established a waste management and disposal system that complies with all government environmental regulations.

Employees

As at February 15, 2003 the Corporation had 2 full time employees and Identex had 4 full time employees and 4 contract employees.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company, through its wholly-owned subsidiary, Identification Technologies Inc., leases 2000 square feet of Class B security lab space in Kelowna, British Columbia. The lease was for a three year term, with 2 years and 9 months currently remaining. The monthly cost of this lease is approximately $670 US ($1,000 CDN) plus taxes of approximately $116 US ($173.69 CDN) and common area, tenant improvements and sales tax of approximately $785 US ($1,172.14 CDN).

ITEM 3. LEGAL PROCEEDINGS

The Company currently is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock trades on the OTC/BB under the symbol "SSTY". Until February 2003, the Company's stock traded on the OTC/BB under the trading symbol "CMXS". Following is a report of high and low bid prices for the last two (2) fiscal years.

Year 2002	High	Low
4th Quarter ended 12/31/02	0.02	0.005
3rd Quarter ended 9/30/02	0.03	0.005
2nd Quarter ended 6/30/02	0.08	0.012
1st Quarter ended 3/31/02	0.081	0.03

Year 2001
4th Quarter ended 12/31/01	0.12	0.04
3rd Quarter ended 9/30/01	0.13	0.05
2nd Quarter ended 6/30/01	0.1875	0.08
1st Quarter ended 3/31/01	0.37	0.063

The information as provided for the year 2002 was provided by NASD's OTC Bulletin Board. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of April 14, 2003, there were 15 market makers in the Company's stock. The last available reported trade by the OTC/BB prior to the filing of this report was April 11, 2003 at $0.09.

As of March 31, 2003, there were 831 shareholders of record of the Company's stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

(b) RECENT SALES OF UNREGISTERED SECURITIES

Starting in January 2002, the Company commenced a private placement of its shares of common stock. The Company sold a total of 9,896,200 shares of common stock and realized proceeds of $264,990 from such sales. The shares were sold to a total of 14 private investors. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulation D ("Reg. D") promulgated by the Securities and Exchange Commission under the Securities Act of 1933 (the "Securities Act"). No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On August 7, 2002, the Company approved a stock dividend of 10% to all of its shareholders of record as of July 29, 2002. As a result of such stock dividend, the Company issued 8,914,120 shares of its common stock to its shareholders. This issuance was done without consideration from the recipients and thus is not deemed to be a sale under the securities regulations of the SEC. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

During fiscal year 2002, the Company issued a total of 39,221,869 shares of common stock as settlement of certain debts. Some of the shares issued in 2002 were for debts that were settled in year 2001. A total of $377,245 worth of debts were settled as a result of these share issuances. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

On January 29, 2003, the Company acquired all of the issued and outstanding shares of Identification Technologies, Inc. Under the terms of such acquisition, 1 million shares of the Company's Series B Preferred Stock were issued to the shareholders of Identex. The Company's Series B Preferred Stock allows the holders thereof to convert such shares into shares of the Company's Class A Common Stock at the ratio of 178 shares of common stock for every one share of Series B Preferred Stock. Immediately following the closing of the Acquisition, the shareholders of Identex converted their shares of Series B Preferred Stock into shares of the Company's Class A Common Stock. The issuance of these shares was done in compliance with Reg. D and Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. No commissions or finders fees were paid in connection with this offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Result of Operations

During the twelve month period ended December 31, 2002, we had revenues of $409,327 compared to $596,996 for fiscal year 2001. We incurred general and administrative expenses of $650,443 for the year ended December 31, 2002 and $1,002,738 for the year ended December 31, 2001. Net Loss in the year ended December 31, 2002 was ($745,708) or ($0.008) per share compared to net loss of ($925,651) or ($.05) per share in the same period 2001. We recognize revenues as they are earned, not necessarily as they are collected. Direct costs such as hardware and software purchases for resale and subcontracting fees are classified as cost of goods sold. General and administrative expenses include salaries, accounting, advertising, contract labor, bank charges, entertainment, equipment rental, insurance, legal, supplies, pay roll taxes, postage, professional fees, telephone and travel. The decrease in general and administrative expenses during fiscal year 2002 as compared to fiscal year 2001 is primarily attributable to tighter cost controls.

Liquidity and Capital Resources.

The auditor's report accompanying our audited financial statements for the year ended December 31, 2002 indicated that there is substantial doubt respecting our ability to continue as a going concern. The qualification was due to our need to generate positive cash flow from operations or obtain additional financing. During the year ended December 31, 2002, we were generated negative cash flow of ($38,551). No assurance can be given that we will be able to achieve positive cash flows or obtain additional financing for operations.

We have incurred losses since the inception of our business. We expect to continue to incur losses until we increase our revenues while reducing costs of good sold and general and administrative expenses. We have been dependent on additional funding from lenders and investors to conduct operations. At December31, 2002 we had a retained deficit of ($6,200,473) compared to retained deficit of ($5,454,765) at and December 31, 2001. As of December 31, 2002, we had total current assets of $-0- and total current liabilities of $716,057 or negative working capital of ($716,057). At December 31, 2001, we had total current assets of $182,170 and total current liabilities of$788,383 or negative working capital of ($606,213). We currently have no material commitments for capital expenditures. We will continue to evaluate possible acquisitions or investments in businesses, products and technologies that are complimentary to ours. These may require the use of cash which would require us to seek financing.

We currently do not have sufficient cash or working capital to meet our operating needs. We will need $700,000 to meet the operating needs of Sure Trace and our subsidiary Identex. We will have to sell additional equity or debt securities or seek additional credit facilities to fund acquisition-related or other business costs. Sales of additional equity or convertible debt securities would result in additional dilution to our stockholders. We may also need to raise additional funds in order to support more rapid expansion, develop new or enhanced services or products, respond to competitive pressures, or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our service offerings and competing technological and market developments.

We will not undertake any company-sponsored research and development during the next twelve month period. Any research and development work that will be undertaken will be done at our customer's expense.

ITEM 7. FINANCIAL STATEMENTS
Page

Report of Independent Certified Public Accountants	F-1

Financial Statements:
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statement of Stockholders' Equity	F-5
Notes to Financial Statements	F-6 - F-8

Cormax Business Solutions, Inc.

Consolidated Financial Statements
For the Years Ended December 31, 2002 and 2001

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Cormax Business Solutions, Inc
Calgary, AB T2P 3E8

We have audited the accompanying consolidated balance sheets of Cormax Business Solutions, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cormax Business Solutions, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 6 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MICHAEL JOHNSON & CO. LLC
Denver, Colorado
April 14, 2003

SURE TRACE SECURITY CORPORATION (formerly known as Cormax Business Solutions Inc.) Consolidated Balance Sheets
	December 31,
ASSETS	2002	2001

Current Assets:
Cash	$-	$38,551
Accounts Receivable -trade	-	125,550
Prepaids	-	7,037
Inventory	-	11,032
Total Current Assets	-	182,170

Investments:	-	3,456

Fixed Assets:
Computer Equipment	-	115,515
Computer Software	-	5,177
Furniture & Fixtures	-	31,026
	-	151,718
Less Accumulated Depreciation	-	(46,473)
Net Fixed Assets	-	105,245

Other Assets:	-	-

TOTAL ASSETS	$-	$290,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable - trade	$252,552	$273,580
Accrued Expenses	-	23,438
Accrued Interest Payable	158,467	96,466
Due to Stockholders	-	119,944
Notes Payable	259,926	274,955
Total Current Liabilities	670,945	788,383

Stockholders' Equity:
Preferred Stock, No par value, 10,000,000 shares authorized,1,000,000 shares issued or outstanding	33,334	-
Common Stock, Par Value $.001, 500,000,000 shares authorized, 108,755,262 and 36,640,160 issued and outstanding at December 31, 2002 and 2001, respectively	108,755	36,640
Additional Paid-In Capital	5,439,659	4,920,613
Subscription receivable	(97,332)	-
Retained Deficit	(6,155,361)	(5,454,765)
Total Stockholders' Equity	(670,945)	(497,512)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$290,871

SURE TRACE SECURITY CORPORATION (formerly known as Cormax Business Solutions Inc.) Consolidated Statements of Operations
	Years ended December 31,
	2002	2001

REVENUES:	$409,237	$596,996

COST OF GOODS SOLD	324,111	239,258

GROSS PROFIT	85,126	357,738

EXPENSES:
Selling and marketing	47,403	74,602
General and administrative	605,331	1,002,738
Acquisition costs	-	255,000
Total Expenses	652,734	1,332,340

OTHER REVENUES & EXPENSES:
Interest expense	(38,563)	(3,075)
Interest income	-	2,498
Other income	-	5,557
Other expenses	(91,291)
Loss on sale of equipment	-	(41,205)
Loss on investments	(3,134)	(4,824)
Debt forgiveness	-	90,000
Total Other Revenues & Expenses	(132,988)	48,951

NET INCOME (LOSS)	$(700,596)	$(925,651)

Per Share Information:
Weighted average number
of common shares outstanding	90,460,053	19,012,564

Net Loss per common share	$(0.008)	$(0.05)

SURE TRACE SECURITY CORPORATION (formerly known as Cormax Business Solutions Inc.) Consolidated Statements of Cash Flows
	Years ended December 31,
	2002	2001
Cash Flows from Operating Activities:
Net Loss	$(700,596)	$(925,651)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Depreciation and Amortization	-	31,552
Stock issued for services	36,149	596,210
Stock issued in lieu of debt	40,022	-
Debt Forgiveness	-	(90,000)
Loss on sale of equipment	-	41,205
Write down of investments	3,134	168,990
Net loss on disposal of fixed assets	105,245	-
Changes in Assets & Liabilities:
Decrease (Increase) in accounts receivable	125,550	(62,751)
Decrease (Increase) in inventory	11,032	(11,032)
Decrease (Increase) in prepaids	7,037	(7,037)
(Decrease) Increase in accounts payable	(20,706)	-
(Decrease) Increase in accrued expenses	38,563	(84,245)
Net Cash Used In Operating Activities	(354,570)	(342,759)

Cash Flows from Investing Activities
Capital expenditures	-	(7,132)
Cash Flows Used In Investing Activities	-	(7,132)

Cash Flows from Financing Activities
Proceeds from stock issuance of common shares	264,990	281,770
Proceeds from stock issuance of preferred shares	33,334	-
Issuance of warrants	152,668	-
Due to officer	(119,944)	78,246
Proceeds (payments) from notes payable	(15,029)	24,955
Cash Flows Provided By Financing Activities	316,019	384,971

Net (Decrease) Increase in Cash and Cash Equivalents	(38,551)	35,080

Cash and Cash Equivalents at Beginning of Period	38,551	3,471

Cash and Cash Equivalents at End of Period	$-	$38,551

Supplemental Information:
Interest Paid	$-	$7,735
Income Taxes Paid	$-	$-

SURE TRACE SECURITY CORPORATION (formerly known as Cormax Business Solutions Inc.) Consolidated Statements of Stockholders' Equity
	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Equity
Balance - Dec. 31, 1997	-	-	1,503,024	$1,503	$1,003,029	$-	$(2,056,003)	$(1,051,471)
								-
Net Loss	-	-	-	-	-	-	(856,896)	(856,896)
Balance - Dec. 31, 1998	-	-	1,503,024	1,503	1,003,029	-	(2,912,899)	(1,908,367)
								-
Net Loss	-	-	-	-	-	-	(46,198)	(46,198)
Balance - Dec. 31, 1999	-	-	1,503,024	1,503	1,003,029	-	(2,959,097)	(1,954,565)
								-
Stock issued for cancellation of debt	-	-	35,000	35	34,965	-	-	35,000
Stock issued for services	-	-	8,003,897	8,004	2,445,861	-	-	2,453,865
Stock issued for subsidiary	-	-	2,510,000	2,510	-	-	-	2,510
Net Loss for year ended	-	-	-	-	-	-	(1,570,017)	(1,570,017)
Balance - Dec. 31, 2000	-	-	12,051,921	12,052	3,483,855	-	(4,529,114)	(1,033,207)
								-
Stock issued for cash	-	-	14,420,000	14,420	280,488	-	-	294,908
Stock issued for cancellation of debt	-	-	1,075,000	1,075	336,148	-	-	337,223
Stock issued for services	-	-	8,693,239	8,693	587,517	-	-	596,210
Stock issued for subsidiary	-	-	400,000	400	232,605	-	-	233,005
Net Loss for year ended	-	-	-	-	-	-	(925,651)	(925,651)
Balance - Dec. 31, 2001	-	-	36,640,160	36,640	4,920,613	-	(5,454,765)	(497,512)
								-
Issuance of preferred stock	1,000,000	33,334	-	-	-	-	-	33,334
Stock issued for cash	-	-	9,896,200	9,896	255,094	-	-	264,990
Stock issued for services	-	-	9,173,663	9,174	26,975	-	-	36,149
Warrants issued	-	-	5,000,000	5,000	245,000	(97,332)	-	152,668
Stock issued for cancellation of debt	-	-	40,022,033	40,022	-	-	-	40,022
10% Stock dividend	-	-	8,023,206	8,023	(8,023)	-	-	-
Net Loss for year	-	-	-	-	-	-	(700,596)	(700,596)
Balance - December 31, 2002	1,000,000	$33,334	108,755,262	$108,755	$5,439,659	$(97,332)	$(6,155,361)	$(670,945)

Cormax Business Solutions, Inc.
(formerly known as Cormax Business Solutions Inc.)
Notes to Financial Statements
December 31, 2002

NOTE 1 -GENERAL

The Company

Cormax Business Solutions, Inc. (the "Company") was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in several different organizational activities. In 1997, the Company acquired two entities: Watchout, a California corporation, and Goldpoint International, a limited liability company. In November of 1998, the corporation changed its name to Watchout! Inc. In February 2001, the Company changed its name to Cormax Business Solutions, Inc. In March 2001, the Company purchased all of the issued and outstanding stock of Expanded System Solutions, Inc. (ESSI). ESSI is engaged in the installation of networking and communication facilities and a reseller of networking and communication equipment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Principles of Consolidation

The consolidated financial statements include the accounts of Cormax Business Solutions, Inc and its wholly owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Cormax Business Solutions, Inc.
(formerly known as Cormax Business Solutions Inc.)
Notes to Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES - Continued

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

Goodwill

The Company assesses the recoverability of goodwill periodically be determining whether the amortization of goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. In the current fiscal year ended December 31, 2001, goodwill impairment of $239,961 was charged to operations.

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

NOTE 3 - INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carryforwards	$6,155,361
Valuation allowance for deferred tax assets	(6,155,361)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $6,155,361 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 4 -DUE TO STOCKHOLDERS

The president of the Company advanced the Company $89,691 for operations in 2001. The advances were unsecured, due on demand, bear interest at 8%, and are convertible to 2,562,600 shares or a value of $.035 per share. In 2002, the Company issued shares and cash to payoff the advances.

NOTE 5 - NOTES PAYABLE
Notes payable at December 31 2002 consisted of the following:
Note payable to individual, 12% interest, due on demand, Secured by assignment of contract rights	$166,000
Note payable to individual, 12% interest, due on demand, Secured by assignment of contract rights	84,000
Note payable to individual, 12% interest, due on demand, unsecured	9,926
$259,926

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. As of December 31, 2002, the Company's current liabilities exceed its current assets by $670,945. As shown in the financial statements, the Company incurred a net loss of $700,596 in the current fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flows from operations.

NOTE 7 - SUBSEQUENT EVENTS

On August 26, 2002, the Company entered into a Share Exchange Agreement with the shareholders of Identification Technologies, Inc. an Alberta corporation ("Identex"), whereby the Company would acquire the entire issued and outstanding share of Identex in exchange for (1) one million shares of the Company's Series B Preferred Stock. At a Special Meeting of Shareholders, a majority of the Company's shareholders approved the acquisition of Identex.

Under the terms of the acquisition, (1) million shares of the Company's Series B Preferred Stock were being to issue to the shareholders of Identex. The Company's Series B Preferred Stock allows the holders thereof to convert such shares into shares of the Company's Class A Common Stock at the ratio of 178 shares of common stock for every one share of Series B Preferred Stock. Immediately following the closing of the Acquisition on January 29, 2003, the shareholders of Identex converted their shares of Series B Preferred Stock into shares of the Company's Class A Common Stock.

NOTE 8 - COMMITTMENTS

As of December 31, 2002, the Company, through its wholly-owned subsidiary, Identification Technologies, Inc., entered into a three-year rental operating lease agreement for lab space in Kelowna, British Columbia expiring in January 2006. Minimum rentals, on an annual basis, are as follows:

2003 $ 9,432

2004 9,432

2005 $9,432

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of Fact as of the date of this report, indicating all positions and offices with Fact and its subsidiaries held by each such person:
NAME	AGE	POSITION
Peter Leeuwerke	43	CEO and Member of the Board of Directors
Bob Jennens	54	President and Member of the Board of Directors and President of Identex
Rene VanMonfoort	52	Vice President, Authentication - Identex
Larry Talarico	53	Vice President, Loss Prevention - Identex
Graham Entwistle	N/A	Member of the Board of Directors
Henry Grodzins	N/A	Member of the Board of Directors
Doug Rice	49	Member of the Board of Directors
Ryan Corley	51	Member of the Board of Directors

The Company's directors are elected by the holders of Sure Trace's common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company's shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in the Company's bylaws to be held within six months from the Company's fiscal year end or within 15 months from the date of the last annual meeting. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:
Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Peter Leeuwerke	CEO and member of the Board of Directors	1	N/A	N/A
Bob Jennens	President and Member of the Board of Directors	1	N/A	N/A
Graham Entwistle	Member of the Board of Directors	1	N/A	N/A
Henry Grodzins	Member of the Board of Directors	1	N/A	N/A
Doug Rice	Member of the Board of Directors	1	N/A	N/A
Ryan Corley	Member of the Board of Directors	1	N/A	N/A

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to is principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company intends to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2003. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2003 and post it on its website.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Todd Violette, Chairman and President	2000	$81,000	-0-	-0-	1,000,000	-0-	-0-	-0-
Todd Violette, Chairman and President	2001	$54,000	-0-	-0-	-0-	-0-	-0-	-0-
Todd Violette, Chairman and President	2002	$45,000	-0-	-0-	6,500,000	-0-	-0-	2,000,000
Peter Leeuwerke, CEO	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2003, with respect to the beneficial ownership of the Company's common stock and by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock and the outstanding preferred stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.
TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common Stock	Peter Leeuwerke, CEO and Director	11,949,333(2)	33.7%

Common Stock	Bob Jennens, President and Director	4,838,242 (3)	13.7%

Common Stock	Graham Entwistle, Director	186,333	-

Common Stock	Henry Grodzins, Director	200,000	-

Common Stock	Doug Rice, Director	200,000	-

Common Stock	Ryan Corley, Director	200,000	-

Common Stock	All Officers and Directors as a group	17,573,908 common shares	49.7%

(1)Based on 35,381,349 of Class A common stock outstanding as of March 31, 2003.

(2) 11,896,000 of these shares are held in the name of Ingenuity marketing (2000) Ltd., which is solely owned by Mr. Leeuwerke.

(3) 1,220,546 of these shares are held in the name of Mr. Jennens wife, Patricia Jennens.

CHANGES OF CONTROL

On October 17, 2002, Ingenuity marketing (2000) Ltd., a private corporation controlled by Mr. Peter Leeuwerke, acquired 1,000,000 shares of the Company's Series A Preferred Stock. Such shares carried with it the right to vote 200 million shares at any shareholders meeting. As a result, a change in control took place in favor of Mr. Leeuwerke.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:
Exhibit #	Description	Location
3.1	Articles of Incorporation	Exhibit to Annual Report on Form 10K for Fiscal Year ended June 30, 1986
3.2	Bylaws of Registrant	Exhibit to Annual Report on Form 10K for Fiscal Year ended June 30, 1986
3.3	Amendment to Articles of Incorporation	Exhibit to Form 8-K filed December 14, 1998
10.1	Share Purchase Agreement	Exhibit to Form 8-K filed March 2000
10.2	Letter of Intent Inter national Mercantile Corp.	Exhibit to Form 8-K filed March 2000
10.3	Stock Exchange Agreement	Exhibit to Form 8-K filed September 2000

(b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

On September 3, 2002, the Company filed a Current Report on Form 8-K to report a change in control under Item 1 of the Report and an agreement to acquire certain assets under Item 2 of the Report. The report was subsequently amended on November 27, 2002 to report the status of the acquisition of assets under Item 2.

Item 14. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURE TRACE SECURITY CORPORATION

By:/s/ PETER LEEUWERKE
Name: Peter Leeuwerke
Title: Chief Executive Officer, Principal Executive, Financial and Accounting Officer
Date: April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ PETER LEEUWERKE
Name: Peter Leeuwerke
Title: Chief Executive Officer, Principal Executive, Financial and Accounting Officer and member of the Board of Directors
Date: April 15, 2003

By:/s/ ROBERT JENNENS
Name: Robert Jennens Member of the Board of Directors
Title: President, Member of the Board of Directors
Date: April 15, 2003

By: /s/ RYAN CORLEY
Name: Ryan Corley
Title: Member of the Board of Directors
Date: April 15, 2003

By:/s/ GRAHAM ENTWISTLE
Name: Graham Entwistle
Title: Member of the Board of Directors
Date: April 15, 2003

SECTION 302 CERTIFICATION

I, Peter Leeuwerke, certify that:

1. I have reviewed this annual report of Sure Trace Security Corporation (the "Registrant")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the Registrant's sole certifying officer, I

a) am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant;

b) have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the annual report is being prepared;

c) have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

d) have presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the Registrant's sole certifying officer, I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. As the Registrant's sole certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003	By:	/s/ PETER LEEUWERKE Name: Peter Leeuwerke Title: CEO and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Annual Report of Sure Trace Security Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Leeuwereke, CEO and acting CFO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:/s/ PETER LEEUWERKE
Name: Peter Leeuwerke
Title: CEO, acting CFO
Dated: April 15, 2003