Form 10QSB
period 2003-03-31
SURE TRACE SECURITY CORP
filed 2003-06-13
CIK 736314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17232

SURE TRACE SECURITY CORPORATION
(Exact name of small business issuer as specified in its charter)

UTAH	84-0959153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530 9th Ave S.E.,
Calgary, Alberta Canada T2G 0T7
(Address of principal executive offices)

(403) 693-8014
(Issuer's telephone number)

CORMAX BUSINESS SOLUTIONS INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

35,381,349 shares of common stock, $0.001 par value per share, as of March 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed financial statements set forth at the end of this Quarterly Report for the period ended March 31, 2003, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The Company intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding Sure Trace Security Corporation's (the "Company") expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from the operations of its wholly-owned subsidiary, Identification Technologies Inc., these proceeds are not sufficient to meet the Company's current monthly overhead.

The Company's operational plans call for the expenditure of approximately $700,000 over the next twelve months on ongoing sales and marketing, technical support, including salaries paid to employees and consultants. The Company does not intend to participate in any further research and development.

The Company anticipates that its subsidiary, Identification Technologies Inc., will hire an additional 12 employees during the upcoming twelve months.

Results of Operations

Comparison of quarters ended March 31, 2003 and 2002

For the three month periods ended March 31, 2003 and March 31, 2002 Sure Trace incurred losses of $360,053 and $202,892, respectively.

For the three month period ended March 31, 2003 the losses increased significantly as compared to the same three month period ended March 31, 2002 as a result of an increase primarily in consulting fees of $148,256, wages and benefits of $115,455 and professional fees of $47,851. The Company's total expenses for the period ended March 31, 2003 were $367,565, compared to total expenses of $243,863 for the same period from the previous year. These increased costs occurred primarily as a result of the operations of the Company's wholly owned subsidiary, Identification Technologies Inc., which was acquired in January 2003. Additionally the Company expects wages and benefits, professional fees, travel, sales and marketing expenses, consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2002 as a result of the continuing operations of Identification Technologies and the ongoing costs which may be required by the parent to source additional financing.

Gross profits to offset operating expenses decreased over the comparative periods ended March 31, 2003 and 2002 by approximately 82% to $7,512 from $40,971. This decrease in revenues is primarily the result of the Company, in August 2002, ceasing the operations of the business reflected in its March 31, 2002 financial statements and the acquisition of Identification Technologies in January 2003.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2003, Sure Trace had negative working capital of $716,057 and Stockholders' Deficit of $716,057, compared with negative working capital of $13,205 and Stockholders' Deficit of $13,205 as of December 31, 2002.

The increase in Stockholders' Equity at March 31, 2003, as compared to the figures reported for the fiscal year ended December 31, 2002 is primarily due to the addition of goodwill in the amount of $803,764 attributable to the acquisition of Identification Technologies Inc. in January 2003. As of March 31, 2003. The Company also had capital assets of $65,797, cash of $792, accounts receivable of $4,544 and prepaid deposits of $4,020, compared to no assets as of December 31, 2002. Such goodwill and other assets was partially offset by losses from operations incurred during the three month period in the amount of $360,053, and an increase in liabilities to the amount of $892,122 over liabilities of $716,057 as of December 31, 2002. Financing activities during the three month period resulted in an increase to loans payable from related parties to $281,895 from $259,926 as at the year ended December 31, 2002. The Company's accounts payables also increased to $320,780 as of March 31, 2003 from $252,552 as of December 31, 2002. This increase was also due to the operations of the Company's subsidiary Identification Technologies.

The majority of the Company's financing activities subsequent to March 31, 2003 have been by way of private investor's loans and subscriptions for shares of the Company's common stock.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended March 31, 2003.

Liquidity

The Company will require additional capital up to $25 million over the next twenty-four (24) months to fully implement our business plan, which includes significant marketing efforts, expansion of our current market, development of new markets and acquisitions. To the date of this report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations. Funds have been raised through private loans and equity financing. The Company anticipates revenues generated from the business of Identification Technologies to cover the Company's operating expenses on an accrual basis commencing in September 2003 and on a cash flow basis commencing in January 2004. The realization of such revenues will reduce the requirement for additional funding to cover expenses associated with the Company's operations but will not be sufficient to expand the Company's operations. Moreover, we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore we cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Sources of Working Capital

During the three month period ended March 31, 2003, Sure Trace's primary sources of working capital have come from the net proceeds from the sale of 4,397,664 shares of common stock or the exercise of outstanding stock options. A total of $258,361 was realized from such issuances. These proceeds were allocated to ongoing operations of the Company and Identification Technologies Inc.

Sure Trace has been identifying and reviewing potential acquisition candidates. As of this time, no letters of intent have been executed with any acquisition candidates. In the event of any acquisition, Sure Trace will most likely have to finance the acquisition with either additional equity or debt capital or through the issuance of additional shares of common stock.

Report of Management's Responsibility

The Company's sole executive officer, Mr. Peter Leeuwerke, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known Mr. Leeuwerke. Mr. Leeuwerke has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, Mr. Leeuwerke has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

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

On March 6, 2003, the sole holder of Sure Trace's Series A Preferred Stock, Ingenuity Marketing (2000) Ltd. exercised its right to convert 890,000 of the 1,000,000 shares of Series A Preferred Stock into shares of Sure Trace's common stock. As a result of such conversion, Sure Trace issued 11,866,667 to Ingenuity Marketing 2000 Ltd. Ingenuity Marketing then elected to return the remaining 110,000 shares of Series A Preferred Stock to treasury for cancellation. Ingenuity Marketing is an Alberta corporation that is owned and controlled by Sure Trace's CEO, Mr. Peter Leeuwerke. The issuance of these shares was done in compliance with Reg. D and Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. No commissions or finders fees were paid in connection with this offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated January 29, 2003 with the Securities and Exchange Commission on February 5, 2003, reporting (a) the acquisition of all of the issued and outstanding shares of Identification Technologies Inc. under Item 2; (b) the change in the Company's name to Sure Trace Security Corporation under Item 2; (c) the approval by the Company's shareholders holding a majority of the Company's common stock to conduct a reverse split of the Company's issued and outstanding shares of common stock at a ratio of 15:1 under Item 5; and (c) the appointment of four (4) new members to the Company's Board of Directors. This Form 8-K was then amended on May 2, 2003 to include the audited financial statements of Identification Technologies Inc. and pro forma financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURE TRACE SECURITY CORPORATION

Date: June 12, 2003

By: /s/ Peter Leeuwerke
Name: Peter Leeuwerke
Title: CEO and Director

SECTION 302 CERTIFICATIONS

I, Peter Leeuwerke, certify that:

1. I have reviewed this quarterly report of Sure Trace Security Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which the quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: June 12, 2003	By: /s/ Peter Leeuwerke Name: Peter Leeuwerke Title: CEO (Principal Executive Officer and Principal Accounting Officer)

________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sure Trace Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Leeuwerke, CEO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 12, 2003	By:/s/ Peter Leeuwerke Name: Peter Leeuwerke Title: CEO (Principal Executive Officer)

EXHIBIT INDEX
Regulation S-B Exhibit #	Description	Reference
3.1	Articles of Incorporation	Incorporated by reference to Exhibits attached to Annual Report on Form 10-KSB for Fiscal Year ended June 30, 1986
3.2	Bylaws of Registrant	Incorporated by reference to Exhibits attached to Annual Report on Form 10K for Fiscal Year ended June 30, 1986
3.3	Amendment to Articles of Incorporation	Incorporated by reference to Exhibits attached to Form 8-K filed December 14, 1998
3.4	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3 attached to Form 8-K/A dated January 29, 2003 and filed February 5, 2003
10.1	Share Purchase Agreement	Incorporated by reference to Exhibits attached to Form 8-K filed March 2000
10.2	Letter of Intent Inter national Mercantile Corp.	Incorporated by reference to Exhibits attached to Form 8-K filed March 2000
10.3	Stock Exchange Agreement	Incorporated by reference to Exhibits attached to Form 8-K filed September 2000
10.4	Share Purchase Agreement between the Registrant and Ingenuity Marketing (2000) Ltd. dated August 22, 2002	Incorporated by reference to Exhibit 10.1 attached to Form 8-K filed September 3, 2002

Sure Trace Security Corp. (formerly Cormax Business Solutions Inc.) Consolidated Financial Statements March 31, 2003 (Unaudited)

Contents

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Consolidated Statement of Stockholders' Deficiency

Notes to the Consolidated Financial Statements

Page F-1 F-2 F-3 F-4 F-5 to F-13

Sure Trace Security Corp. (formerly Cormax Business Solutions Inc.) Consolidated Balance Sheet (Expressed in US Dollars)
	March 31 2003 (unaudited)	December 31 2002 (audited)
Assets
Current
Cash	$792	$-
Receivables	4,544	-
	5,336	-

Capital assets (Note 4)	65,797	-
Prepaid deposits	4,020
Goodwill	803,764

	$878,917	$-

Liabilities
Current
Cheques in excess of cash on deposit	$20,690	$-
Accounts payable	320,780	252,552
Accrued liabilities	193,954	158,467
Due to related parties (Note 5)	74,803	45,112
Loans payable (Note 6)	281,895	259,926
	892,122	716,057

Stockholders' Deficiency
Capital stock (Note 8)
Authorized:
500,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
35,381,349 common shares (2002 - 108,755,262)	35,381	108,755
Nil preferred shares (2002 - 1,000,000)	-	33,334
Additional paid-in capital	6,605,728	5,439,659
Subscriptions receivable	(97,332)	(97,332)
	6,543,777	5,484,416
Deficit	(6,560,526)	(6,200,473)
Foreign currency translation adjustment	3,544	-
	(13,205)	(716,057)

	$878,917	$-

See accompanying notes to the financial statements.

Sure Trace Security Corp. (formerly Cormax Business Solutions Inc.) Consolidated Statement of Operations (Expressed in US Dollars) (Unaudited)	For the three months ended March 31 2003	For the three months ended March 31 2002

Sales	$7,967	$286,581
Cost of sales	455	245,610

Gross profit	7,512	40,971

Expenses
Advertising	3,628	-
Amortization	2,297	-
Automotive	6,140	-
Bank charges and exchange	3,706	337
Consulting	148,256	-
Equipment rental	2,558	-
General and administration	5,516	240,648
Insurance	2,132	-
Office	18,717	2,878
Professional fees	47,851	-
Travel	11,309	-
Wages and benefits	115,455	-

Total expenses	367,565	243,863

Net loss	$(360,053)	$(202,892)
Weighted average number of shares outstanding	26,308,338	3,120,952
Net loss per share - basic and diluted	.01	.07

See accompanying notes to the financial statements

Sure Trace Security Corp. (formerly Cormax Business Solutions Inc.) Consolidated Statement of Cash Flows (Expressed in US Dollars) (Unaudited)
	For the three months ended March 31 2003	For the three months ended March 31 2002

Cash flows derived from (applied to)
Operating	$(360,053)	$(202,892)
Net loss	2,297	8,376
Amortization	-	6,650
Stock issued for services
Changes in non-cash operating working capital
Accounts receivable	7,853	15,787
Inventory and contract in progress	-	(3,342)
Prepaid deposits	(4,020)	(7,060)
Accounts payable	9,104	(6,375)
Accrued liabilities	35,487	(1,984)
	(309,332)	(190,840)
Financing
Cheques in excess of cash on deposit	20,690	-
Due to related parties	22,394	62,012
Proceeds from loans payable - net	873	(806)
Capital stock issued for cash	258,361	116,931
	302,318	178,137
Investing
Capital expenditures	(3,436)	(12,345)
Cash acquired in acquisition (Note 3)	11,242	-
	7,806	(12,345)

Net increase (decrease) in cash	792	(25,048)

Cash, beginning of period	-	38,551

Cash, end of period	$792	$13,503

Non-cash investing and financing activities
Preferred shares issued to purchase goodwill	$801,000	$-
Capital stock issued on the conversion of preferred shares	$356,000	$-

See accompanying notes to the financial statements

Sure Trace Security Corp. (formerly Cormax Business Solutions Inc.) Consolidated Statement of Stockholders' Deficiency (Expressed in US Dollars) From inception to March 31, 2003 (Unaudited)

					Additional
	Common Shares		Preferred Shares		Paid-In	Subscription
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Common stock
issued for cash	25,819,224	$ 25,819	-	$ -	$ 1,538,611	$ -	$ -	$ 1,564,430

Common stock
issued for
cancellation of debt	41,132,033	41,132	-	-	371,113	-	-	412,245

Common stock
issued for services	25,870,799	25,871	-	-	3,060,353	-	-	3,086,224

Common stock
issued for subsidiary	2,910,000	2,910	-	-	232,605	-	-	235,515

Warrants	5,000,000	5,000	-	-	245,000	(97,332)	-	152,668

Stock dividend	8,023,206	8,023	-	-	(8,023)	-	-	-

Preferred stock issued
for cash	-	-	1,000,000	33,334	-	-	-	33,334

Net loss for the period
from inception to
December 31, 2002	-	-	-	-	-	-	(6,200,473)	(6,200,473)
Balance
December 31, 2002	108,755,262	108,755	1,000,000	33,334	5,439,659	(97,332)	(6,200,473)	(716,057)

Preferred stock
issued for subsidiary
(Note 3)	-		1,000,000	801,000	-	-	-	801,000

Exchange of preferred
stock for common
stock	356,000,000	356,000	(2,000,000)	(834,334)	478,334	-	-	-

Reverse share split
at 15:1	(433,771,577)	(433,772)	-	-	433,772	-	-	-

Common stock issued
for cash	4,397,664	4,398	-	-	253,963	-	-	258,361

Change in foreign
currency translation
adjustment	-	-	-	-	-	-	3,544	3,544

Net loss for the period
from the three months
to March 31, 2003	-	-	-	-	-	-	(360,053)	(360,053)
Balance
March 31, 2003	35,381,349	$ 35,381	$ -	$ -	$ 6,605,728	$ (97,332)	$ (6,556,982)	$ (13,205)

See accompanying notes to the financial statements.

1. Operations and going concern

Cormax Business Solutions, Inc. (the "Company") was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in several different organizational activities. In 1997, the Company acquired two entities: Watchout, a California corporation, and Goldpoint International, a limited liability company. In November of 1998, the corporation changed its name to Watchout! Inc. In February 2001, the Company changed its name to Cormax Business Solutions, Inc. In March 2001, the Company purchased all of the issued and outstanding stock of Expanded System Solutions, Inc. (ESSI). ESSI is engaged in the installation of networking and communication facilities and a reseller of networking and communication equipment. On January 29, 2003, the Company acquired all of the issued and outstanding shares of Identification Technologies Inc. ("Identex") (Note 3). Immediately following the acquisition of Identex, the Company changed its name to Sure Trace Security Corporation.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the last two years and has yet to secure significant sales. The Company's continued existence is dependent upon its ability to continue to raise capital and achieve profitable operations. It is management's intention to continue to pursue market acceptance for its product and identify alternate equity funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

The Company has raised and management feels will continue to raise sufficient capital on a monthly basis to fund the Company's operating requirements. There can be no assurance that such capital will be successfully obtained. Should the Company not be able to raise sufficient capital, it will need to reduce expenses and/or curtail operations accordingly.

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.

2. Summary of significant accounting policies

Basis of presentation

These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

The consolidated balance sheets as of March 31, 2003 and December 31, 2002, the consolidated statements of operations for the three month periods ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Expanded Systems Solutions Inc. and Identification Technologies Inc., both incorporated under the Company Act of the Province of Alberta, Canada. All material intercompany accounts and transactions have been eliminated subsequent to its acquisition.

Foreign currency translation

The Company considers the Canadian dollar its functional currency. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the acquisition or issue. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses are accumulated in a separate component of shareholder's equity.

(continued)

2. Summary of significant accounting policies (continued)

Capital assets

Capital assets are recorded at cost. The rate of amortization applied on a declining balance basis to write off the cost of computer equipment and furniture and fixtures over their estimated lives of 30% and 20%, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill

The Company accounts for goodwill in accordance with Statement of Accounting Standard No. 142 "Goodwill and Other Intangible Assets". Goodwill is not amortized and is subject to annual impairment testing, which compares the carrying value to the fair value and when appropriate, the carrying value of these assets is reduced to the fair value.

Financial instruments

The Company has various financial instruments that include cash, accounts receivable, cheques in excess of cash on deposit, accounts payable, accrued liabilities, amounts due to related parties and loans payable. It was not practicable to determine the fair value of the amounts due to related parties or the loans payable due to their uncertain repayment terms. The carrying values of all other financial instruments approximates their fair value due to their relatively short period to maturity.

Income taxes

Deferred income taxes result from significant carry forwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

(continued)

2. Summary of significant accounting policies (continued)

Net loss per share

The Company reports basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. For all periods presented, all outstanding warrants were anti-dilutive.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has adopted this pronouncement and it has not had a material impact on the company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Account for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management's preliminary assessment of this statement is that it will not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock-Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The Company has adopted this pronouncement and management's preliminary assessment is that it will not have a material impact on the Company's financial position or results of operations.

(continued)

2. Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 are required to be applied prospectively.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires that three classes of freestanding financial instruments that embody obligations for entities be classified as liabilities. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management's preliminary assessment of this statement is that it will not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 4 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The disclosure requirements of FIN 45 were effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management's preliminary assessment of this statement is that it will not have a material impact on the Company's financial position or results of operations.

(continued)

2. Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In November 2002, the Financial Accounting Standards Board reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003.  This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes.  This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Management's preliminary assessment of this statement is that it will not have a material impact on the Company's financial position or results of operations.

3. Acquisition

On January 29, 2003, the Company agreed to acquire all of the issued and outstanding shares of Identification Technologies Inc. ("Identex"), an Alberta corporation with its principal offices located in Kelowna, British Columbia, Canada, in exchange for 1,000,000 Series B preferred shares of common stock in the Company. Immediately following the closing of the Acquisition, the shareholders of Identex converted their shares of Series B Preferred Stock into 178,000,000 shares of the Company's Class A Common Stock.

Net identifiable assets acquired:
Cash	$11,242
Receivables and prepaids	12,397
Capital assets	64,658
Goodwill	803,764
Payables and accruals	(62,668)
Due to shareholders	(7,297)
Debt	(21,096)

Value of net assets acquired	$801,000

Consideration

1,000,000 Series B preferred shares	$801,000

4. Capital assets			March 31 2003	December 31 2002
	Cost	Accumulated Amortiztion	Net Book Value	Net Book Value
Computer Equipment	$6,644	$327	$6,317	$--
Furniture and fixtures	61,450	1,970	59,480	--

	68,094	2,297	65,797	--

5.Due to related parties
At March 31, 2003 and December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:
			March 31 2003	December 31 2002
Due to Ingenuity Marketing (2000) Inc.			$5,880	$--
Due to M. Reinhold			20,409	--
Due to D. Horner			3,402	--
Due to T. Violette			45,112	45,112

			$74,803	45,112
These balances bear no interest, are unsecured and have no fixed terms of repayment.

6. Notes payable
	March 31 2003	December 31 2002

Note payable to individual, 12% interest,
due on demand, secured by an assignment
of contract rights	$166,000	$166,000
Note payable to individual, 12% interest,
due on demand, secured by an assignment
of contract rights	84,000	84,000
Note payable to individual, 12% interest,
due on demand, secured by an assignment
of contract rights	9,926	9,926
Malcap Investments Ltd., 8% interest only
payable quarterly, due on demand	21,969	--
	$281,895	$259,926

On December 23, 2002, the Company entered into a Settlement and Release Agreement (the "Settlement Agreements") with each of the following parties: John Bader, Wayne E. Williams and JAGI Capital Group, Inc., a corporation organized under the laws of the State of Virginia. The Settlement Agreements were entered into to fully settle the litigation brought in the Tarrant County District Court in the State of Texas entitled John Bader, Wayne E. Williams and JAGI Capital Group vs. Watchout! Inc. and David Galoob and Robert Galoob for $259,926 plus interest accrued to December 31, 2002. Pursuant to the terms of the Settlement Agreements, the Company was to pay an aggregate of $22,500 to the plaintiffs on February 15, 2003 and another $22,500 on March 30, 2003. The Company has not made any portion of these payments. The Company is also obligated under the Settlement Agreements to issue to plaintiffs Bader and Williams such shares of its common stock that has a value of $230,000 and issue to plaintiff JAGI Capital Group 250,000 purchase warrants giving JAGI the right to purchase 250,000 shares of the Company's common stock. The price of the shares to be issued to Bader and Williams and the purchase price for the warrants issued to JAGI are each to be equal 75% percent of the lowest market value of the Company's stock as of specific events. The Company is obligated to register the shares to be issued to Bader and Williams and the shares underlying the warrants issued to JAGI in a Registration Statement with the U.S. Securities and Exchange Commission by February 28, 2003. As of the date of this filing, the Company has not filed such registration statement.

Despite the fact that the Company has not made the cash payments or filed the registration statement as required under the Settlement Agreements, the plaintiffs have not taken further action against the Company. The Company's President has received verbal commitments from each of Bader, Williams and JAGI that they will forego any further action against the Company while the Company is attempting to locate financing.

(continued)

6. Notes payable (continued)

This loan from Malcap Investments Ltd., a company owned by shareholders of the Company, was renegotiated during the year. The loan is now unsecured and due on demand and therefore, is classified as a current liability.

7. Income taxes

The potential tax benefits of the losses carried forward offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before their expiry.

8. Capital stock

On January 29, 2003, the 1,000,000 preferred shares were issued as consideration for the outstanding shares of Identification Technologies Inc. 2,000,000 preferred shares were then exchanged for 356,000,000 common shares. Also on that date, all of the issued and outstanding common shares were rolled-back on a 15:1 basis. This roll back is presented retroactively in these financial statements. After these transactions, there were 30,983,685 common shares and no preferred shares outstanding.

During the period, 4,397,664 common shares were issued for cash consideration of $258,361.