Form 10QSB
period 2003-06-30
SURE TRACE SECURITY CORP
filed 2003-08-15
CIK 736314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

41,053,636 shares of common stock, $0.001 par value per share, as of August 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed financial statements set forth at the end of this Quarterly Report for the period ended June 30, 2003, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. While the Company does generate income from the operations of its wholly-owned subsidiary, Identification Technologies Inc., (now called I.D. OLOGY Laboratories, Inc.) these proceeds are not sufficient to meet the Company's current monthly overhead.

The Company's operational plans call for the expenditure of approximately $700,000 over the next twelve months on ongoing sales and marketing, technical support, including salaries paid to employees and consultants. The Company does not intend to participate in any further research and development.

The Company anticipates that its subsidiary, I.D. OLOGY Laboratories, Inc., will hire an additional 12 employees during the upcoming twelve months.

Results of Operations

Comparison of quarters ended June 30, 2003 and 2002

For the six month periods ended June 30, 2003 and June 30, 2002 Sure Trace incurred losses of $1,086,111 and $363,142, respectively.

For the six month period ended June 30, 2003 the losses increased significantly as compared to the same six month period ended June 30, 2002 as a result of an increase primarily in fees for promotion of $143,722, consulting fees of $449,360, wages and benefits of $207,834 and professional fees of $169,462. The Company's total expenses for the period ended June 30, 2003 were $1,093,623, compared to total expenses of $448,268 for the same period from the previous year. These increased costs occurred primarily as a result of the operations of the Company's wholly owned subsidiary, I.D. OLOGY Laboratories, Inc., which was acquired in January 2003. Additionally the Company expects wages and benefits, professional fees, travel, sales and marketing expenses, consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2002 as a result of the continuing operations of Identification Technologies and the ongoing costs which may be required by the parent to source additional financing.

Gross profits to offset operating expenses decreased over the comparative periods ended June 30, 2003 and 2002 to $7,512 from $85,126. This decrease in revenues is primarily the result of the Company, in August 2002, ceasing the operations of the business reflected in its June 30, 2002 financial statements and the acquisition of Identification Technologies in January 2003.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2003, Sure Trace had negative working capital of $1,135,230 and Stockholders' Deficit of $7,286,584, compared with negative working capital of $716,057 and Stockholders' Deficit of $716,057 as of December 31, 2002.

The decrease in Stockholders' Deficiency at June 30, 2003, as compared to the figures reported for the fiscal year ended December 31, 2002 is primarily due to the capital raised by the sale of common and preferred stock, capital raised from the exercise of stock options and common stock issued for services which has more than offset the loss from operations. As of June 30, 2003, the Company also had capital assets of $69,900, cash of $1,645, accounts receivable of $12,087 and prepaid deposits of $1,169, compared to no assets as of December 31, 2002. Such goodwill and other assets was partially offset by losses from operations incurred during the six month period in the amount of $1,086,111, and an increase in liabilities to the amount of $1,148,962 over liabilities of $716,057 as of December 31, 2002. Financing activities during the six month period resulted in an increase to notes payable to $292,578 from $259,926 as at the year ended December 31, 2002. The Company's accounts payables also increased to $479,386 as of June 30, 2003 from $252,552 as of December 31, 2002. This increase was also due to the operations of the Company's subsidiary Identification Technologies.

The majority of the Company's financing activities subsequent to June 30, 2003 have been by way of private investor's loans and subscriptions for shares of the Company's common stock.

The Company was unable to obtain additional capital investment in amounts sufficient to fund operating losses and cash used as described in our financial statements for the period ended June 30, 2003.

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

Sources of Working Capital

During the six month period ended June 30, 2003, Sure Trace's primary sources of working capital have come from the net proceeds from the sale of 4,645,521 shares of common stock or the exercise of 3,261,905 stock options. A total of $363,361 was realized from such issuances. These proceeds were allocated to ongoing operations of the Company and I.D. OLOGY Laboratories, Inc.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

During the quarter ended June 30, 2003 the Company issued a total of 4,645,521 shares of its restricted Common Stock. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Reg. D. No commissions or finders fees were paid in connection with this financing. The net proceeds to the Company realized from the sale were $288,361.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. Reports on Form 8-K:

On May 2, 2003, the Company filed an amendment to a Current Report on Form 8-K dated January 29, 2003 and filed with the Securities and Exchange Commission on February 5, 2003, to provide information as required under Item 7 of the 8-K to include the audited financial statements of I.D. OLOGY Laboratories, Inc. (formerly Identification Technologies Inc.) and the pro-forma financial statements of the Company showing the effects of the acquisition of I.D. OLOGY Laboratories Inc.

The Company filed a Current Report on Form 8-K dated May 22, 2003 to report the resignation of Michael Johnson & Co. as independent auditors for the Company and to report the appoint of Grant Thornton LLP as the Company's new independent auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURE TRACE SECURITY CORPORATION

Date: August 14, 2003

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
Date: August 14, 2003	By: /s/ Peter Leeuwerke Name: Peter Leeuwerke Title: CEO (Principal Executive Officer and Principal Accounting Officer)

________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sure Trace Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Leeuwerke, CEO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003	By:/s/ Peter Leeuwerke Name: Peter Leeuwerke Title: CEO (Principal Executive Officer)

EXHIBIT INDEX
Regulation S-B Exhibit #	Description	Reference
3.1	Articles of Incorporation	Incorporated by reference to Exhibits attached to Annual Report on Form 10-KSB for Fiscal Year ended June 30, 1986
3.2	Bylaws of Registrant	Incorporated by reference to Exhibits attached to Annual Report on Form 10K for Fiscal Year ended June 30, 1986
3.3	Amendment to Articles of Incorporation	Incorporated by reference to Exhibits attached to Form 8-K filed December 14, 1998
3.4	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3 attached to Form 8-K/A dated January 29, 2003 and filed February 5, 2003
10.1	Share Purchase Agreement	Incorporated by reference to Exhibits attached to Form 8-K filed March 2000
10.2	Letter of Intent Inter national Mercantile Corp.	Incorporated by reference to Exhibits attached to Form 8-K filed March 2000
10.3	Stock Exchange Agreement	Incorporated by reference to Exhibits attached to Form 8-K filed September 2000
10.4	Share Purchase Agreement between the Registrant and Ingenuity Marketing (2000) Ltd. dated August 22, 2002	Incorporated by reference to Exhibit 10.1 attached to Form 8-K filed September 3, 2002

Sure Trace Security Corp. Consolidated Financial Statements June 30, 2003 Unaudited)

Contents
Page
Consolidated Balance Sheet	F-1
Consolidated Statement of Operations	F-2
Consolidated Statement of Cash Flows	F-3
Consolidated Statement of Stockholders' Deficiency	F-4
Notes to the Consolidated Financial Statements	F5-F13

Sure Trace Security Corp. Consolidated Balance Sheet (Expressed in US Dollars)
	June 30 2003 (unaudited)	December 31 2002 (audited)
Assets
Current
Cash	$1,645	$-
Receivables	12,087	-
	13,732
Capital assets (Note 4)	69,900	-
Prepaid deposits	1,169	-
Goodwill	803,764	-

	$888,565	$-
Liabilities
Current
Accounts payable	$479,386	$252,552
Accrued liabilities	295,491	158,467
Due to related parties (Note 5)	81,507	45,112
Notes payable (Note 6)	292,578	259,926
	1,148,962	716,057

Stockholders' Deficiency
Capital stock (Note 8)
Authorized:
500,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
45,553,111 common shares (2002 - 108,755,262)	45,553	108,755
Nil preferred shares (2002 - 1,000,000)	-	33,334
Additional paid-in capital	7,112,289	5,439,659
Subscriptions receivable	(122,332)	(97,332)
	7,035,510	5,484,416
Deficit	(7,286,584)	(6,200,473)
Accumulated other comprehensive loss	(9,323)	-
	(260,397)	(716,057)

	$888,565	$-

 See accompanying notes to the financial statements.

Sure Trace Security Corp. Consolidated Statement of Operations (Expressed in US Dollars) (Unaudited)
	Three Months Ended		Six Month Ended
	June 30 2003	June 30 2002	June 30 2003	June 30 2002
Sales	$-	$122,656	$7,967	$409,237
Cost of sales	-	78,501	455	324,111
Gross profit	-	44,155	7,512	85,126

Expenses
Advertising	2,496	4,832	6,123	46,611
Depreciation and amortization	7,100	-	9,397	-
Transportation	8,012	-	14,152	-
Promotion	75,131	-	143,722	-
Consulting	382,897	-	449,360	-
Equipment rental	3,601	-	6,159	-
General and administration	11,550	193,954	33,973	392,822
Office	2,982	5,619	23,831	8,835
Professional fees	121,610	-	169,462	-
Travel	18,301	-	29,610	-
Wages and benefits	92,379	-	207,834	-

Total expenses	726,059	204,405	1,093,623	448,268

Net loss	$(726,059)	$(160,250)	$(1,086,111)	$(363,142)

Weighted average number of shares outstanding	37,978,226	122,164,845	26,401,731	93,656,616

Net loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)

 See accompanying notes to the financial statements.

Sure Trace Security Corp. Consolidated Statement of Cash Flows (Expressed in US Dollars) (Unaudited)
	For the six months ended June 30 2003	For the six months ended June 30 2002
Cash flows derived from (applied to) Operating
Net loss	$(1,086,111)	$(363,142)
Depreciation and amortization	9,397	20,049
Foreign exchange	(9,323)	-
Stock issued for services	386,733	122,558
Stock issued in lieu of debt	-	28,522
Changes in non-cash operating working capital
Accounts receivable	310	70,487
Inventory and contract in progress	-	(4,835)
Prepaid deposits	(1,169)	(592)
Accounts payable	164,166	(137,192)
Accrued liabilities	137,024	(10,105)
	(398,973)	(274,250)
Financing
Capital stock issued for cash	288,361	281,657
Due to related parties	29,098	75,692
Proceeds from notes payable - net	11,556	(4,141)
Line of credit	-	66,390
Capital stock issued for options	75,000	-
	404,015	419,598
Investing
Purchase of investments	-	(96,643)
Capital expenditures	(14,639)	(10,933)
Cash acquired in acquisition (Note 3)	11,242	-
	(3,397)	(107,576)

Net increase in cash	1,645	37,772
Cash, beginning of period	-	38,551
Cash, end of period	$1,645	$76,323

Supplemental Information:
Cash paid for interest	$-	$(540)
Cash paid for income taxes	$-	$(13,267)
Non-cash investing and financing activities:
Preferred shares issued to purchase shares of I.D.OLOGY Laboratories Inc.	$801,000	$-
Capital stock issued on the conversion of preferred shares	$356,000	$-

 See accompanying notes to the financial statements.

Sure Trace Security Corp. Consolidated Statement of Stockholders' Deficiency (Expressed in US Dollars) From inception to June 30, 2003 (Unaudited)
					Additional			Accumulated
	Common Shares		Preferred Shares		Paid-In Capital	Subscription Receivable	Accumulated Deficit	Other Comprehensiv Loss e
	Shares	Amount	Shares	Amount					Total

Common stock
issued for cash	25,819,224	$ 25,819	-	$ -	$ 1,538,611	$ -	$ -	$ -	$ 1,564,430

Common stock
issued for
cancellation of debt	41,132,033	41,132	-	-	371,113	-	-	-	412,245

Common stock
issued for services	25,870,799	25,871	-	-	3,060,353	-	-	-	3,086,224

Common stock
issued for subsidiary	2,910,000	2,910	-	-	232,605	-	-	-	235,515

Warrants	5,000,000	5,000	-	-	245,000	(97,332)	-	-	152,668

Stock dividend	8,023,206	8,023	-	-	(8,023)	-	-	-	-

Preferred stock issued
for cash	-	-	1,000,000	33,334	-	-	-	-	33,334

Net loss for the period
from inception to
December 31, 2002	-	-	-	-	-	-	(6,200,473)	-	(6,200,473)
Balance
December 31, 2002	108,755,262	108,755	1,000,000	33,334	5,439,659	(97,332)	(6,200,473)	-	(716,057)

Preferred stock
issued for subsidiary
(Note 3)	-	-	1,000,000	801,000	-	-	-	-	801,000

Exchange of preferred
stock for common
stock	356,000,000	356,000	(2,000,000)	(834,334)	478,334	-	-	-	-

Reverse share split at 15:1	(433,771,577)	(433,772)	-	-	433,772	-	-	-	-

Common stock issued
for cash	4,645,521	4,646	-	-	283,715	-	-	-	288,361
Common stock issued
for services	6,662,000	6,662			380,071			-	386,733
Options exercised	3,261,905	3,262			96,738	(25,000)	-	-	75,000
Change in foreign currency translation
adjustment	-	-	-	-	-	-	-	(9,323)	(9,323)

Net loss for the period
from the six months
to June 30, 2003	-	-	-	-	-	-	(1,086,111)	-	(1,086,111)
June 30, 2003	45,553,111	$ 45,553	-	$ -	$ 7,112,289	$ (122,332)	$ (7,286,584)	$ (9,323)	$ (260,397)

See accompanying notes to the financial statements.

Sure Trace Security Corp.
Notes to the Consolidated Financial Statements
June 30, 2003
(Unaudited)

1. Operations and going concern

Cormax Business Solutions, Inc. (the "Company") was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in several different organizational activities. In 1997, the Company acquired two entities: Watchout, a California corporation, and Goldpoint International, a limited liability company. In November of 1998, the corporation changed its name to Watchout! Inc. In February 2001, the Company changed its name to Cormax Business Solutions, Inc. In March 2001, the Company purchased all of the issued and outstanding stock of Expanded System Solutions, Inc. (ESSI). ESSI is engaged in the installation of networking and communication facilities and a reseller of networking and communication equipment. On January 29, 2003, the Company acquired all of the issued and outstanding shares of Identification Technologies Inc. ("Identex") (Note 3). In June 2003, Identification Technologies Inc. changed its name to I.D.OLOGY Laboratories Inc. ("I.D.OLOGY"). Immediately following the acquisition of I.D.OLOGY, the Company changed its name to Sure Trace Security Corporation.

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

The consolidated balance sheets as of June 30, 2003 and December 31, 2002, the consolidated statements of operations for the six month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of June 30, 2003 and for the six month periods ended June 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Expanded Systems Solutions Inc. and I.D.OLOGY Laboratories Inc., both incorporated under the Company Act of the Province of Alberta, Canada. As of January 29, 2003, the results of operations of I.D.OLOGY Laboratories Inc. are included in the Company's financial statements. All material intercompany accounts and transactions have been eliminated subsequent to its acquisition.

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

(continued)

2. Summary of significant accounting policies (continued)

Capital assets

Capital assets are recorded at cost and depreciated using the declining balance method. The rate of depreciation used for office and computer equipment is 30%, the office furniture and fixtures is 20%, and 100% for computer software.

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

Financial instruments

The Company has various financial instruments that include cash, receivables, accounts payable, accrued liabilities, amounts due to related parties and notes payable. It was not practicable to determine the fair value of the amounts due to related parties or the notes payable due to their uncertain repayment terms. The carrying values of all other financial instruments approximates their fair value due to their relatively short period to maturity.

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

Management's preliminary assessment of these statements is that they will not have a material impact on the Company's financial position or results of operations.

3. Acquisition

On January 29, 2003, the Company agreed to acquire all of the issued and outstanding shares of I.D.OLOGY Laboratories Inc. ("I.D.OLOGY") (formerly Identification Technologies Inc.), an Alberta corporation with its principal offices located in Kelowna, British Columbia, Canada, in exchange for 1,000,000 Series B preferred shares of common stock in the Company. Immediately following the closing of the Acquisition, the shareholders of I.D.OLOGY converted their shares of Series B Preferred Stock into 178,000,000 shares of the Company's Class A Common Stock.

Management is in the process of valuing the underlying intangible assets.

Net identifiable assets acquired:
Cash	$11,242
Receivables and prepaids	12,397
Capital assets	64,658
Goodwill	803,764
Payables and accruals	(62,668)
Due to shareholders	(7,297)
Debt	(21,096)

Value of net assets acquired	$801,000
Consideration
1,000,000 Series B preferred shares	$801,000

4. Capital assets			June 30 2003	December 31 2002
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer software	$685	$275	$410	$-
Computer equipment	9,240	1,092	8,148	-
Office furniture and fixtures	4,197	330	3,867	-
Office equipment	65,176	7,701	57,475	-
	$79,298	$9,398	$69,900	$-

5. Due to related parties

At June 30, 2003 and December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

			June 30 2003	December 31 2002
Due to Ingenuity Marketing (2000) Inc.			$2,566	$-
Due to M. Reinhold			20,409	-
Due to D. Horner			13,420	-
Due to T. Violette			45,112	45,112

			$81,507	$45,112
These balances bear no interest, are unsecured and have no fixed terms of repayment.

6. Notes payable

	June 30 2003	December 31 2002
Note payable to individual, 12% interest, due on demand, secured by an assignment of contract rights	$166,000	$166,000
Note payable to individual, 12% interest, due on demand, secured by an assignment of contract rights	84,000	84,000
Note payable to individual, 12% interest, due on demand, secured by an assignment of contract rights	9,926	9,926
Malcap Investments Ltd., 8% interest only payable quarterly, due on demand	24,489	-
Spring Point Management, due on demand	8,163	-
	$292,578	$259,926

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

Despite the fact that the Company has not made the cash payments or filed the registration statement as required under the Settlement Agreements, the plaintiffs have not taken further action against the Company. The Company's President has received verbal commitments from each of Bader, Williams and JAGI that they will forego any further action against the Company while the Company is attempting to locate financing.(continued)

6. Notes payable (continued)

The loan from Malcap Investments Ltd., a company owned by shareholders of the Company, was renegotiated during the year. The loan is now unsecured and due on demand and therefore, is classified as a current liability.

The loan from Spring Point Management is past due and therefore classified as a current liability.

7. Income taxes

The potential tax benefits of the losses carried forward is offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before their expiry.

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

During the period, 4,645,521 common shares were issued for cash consideration of $288,361 and 6,662,000 common shares were issued for services provided to the company. Also, during the period 3,261,905 common shares were issued as a result of the exercising of stock options.