Form 10QSB
period 2003-09-30
SURE TRACE SECURITY CORP
filed 2003-11-14
CIK 736314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

50,550,924 shares of common stock, $0.001 par value per share, as of November 7, 2003.

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed financial statements accompanying this Quarterly Report for the period ended September 30, 2003, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

 Sure Trace Security Corp.
Consolidated
Financial Statements
September 30, 2003
(Unaudited)

Sure Trace Security Corp. Consolidated Balance Sheet (Expressed in US Dollars)
	September 30 2003 (unaudited)	December 31 2002 (audited)
Assets
Current
Cash	$2,936	$-
Receivables	20,562	-
	23,498	-

Capital assets (Note 4)	64,752	-
Prepaid deposits	23,998	-
Goodwill (Note 3)	803,764	-

	$916,012	$-

Liabilities
Current
Accounts payable	$752,802	$252,552
Accrued liabilities	166,513	158,467
Due to related parties (Note 5)	36,368	45,112
Notes payable (Note 6)	293,009	259,926
	1,248,692	716,057

Stockholders' Deficiency
Capital stock (Note 8)
Authorized:
500,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
50,120,924 common shares (2002 - 108,755,262)	50,120	108,755
Nil preferred shares (2002 - 1,000,000)	-	33,334
Additional paid-in capital	8,092,877	5,439,659
Subscriptions receivable	(97,332)	(97,332)
	8,045,665	5,484,416
Deficit	(8,361,064)	(6,200,473)
Accumulated comprehensive income	(17,281)	-
	(332,680)	(716,057)

	$916,012	$-

See accompanying notes to the financial statements.

Sure Trace Security Corp. Consolidated Statement of Operations (Expressed in US Dollars) (Unaudited)
	Three Months Ended		Nine Months Ended
September 30		September 30	September 30	September 30
	2003	2002	2003	2002

Sales	$10,120	$-	$18,087	$409,237
Cost of sales	5,800	-	6,255	324,111

Gross profit	4,320	-	11,832	85,126

Expenses
Advertising	3,202	792	9,326	47,403
Depreciation and amortization	5,995		15,392
Consulting	690,621		1,139,982
Equipment rental	5,907		12,066
General and administration	22,925	17,903	56,898	410,725
Office	9,195	193,000	33,026	201,835
Professional fees	59,807		229,268
Promotion	18,879		162,601
Transportation	12,109		26,261
Travel	19,421		49,031
Wages and benefits	230,739		438,572
Total expenses	1,078,800	211,695	2,172,423	659,963

Net loss from continuing
operations	(1,074,480)	(211,695)	(2,160,591)	(574,838)

Discontinued operations:
Loss from operations of Expanded
Systems Inc. and Cormax Business
Solutions Ltd.		(118,154)		(118,154)

Loss on disposal of Expanded
Systems Inc. and Cormax Business
Solutions Ltd.		(97,036)		(97,036)

Net loss	$(1,074,480)	$(426,885)	$(2,160,591)	$(790,027)
Weighted average number of shares outstanding	47,837,018	188,241,296	28,685,638	153,443,788
Net loss per share - basic and diluted	(0.08)	0.00	(0.02)	(0.01)

See accompanying notes to the financial statements.

Sure Trace Security Corp. Consolidated Statement of Cash Flows (Expressed in US Dollars) (Unaudited)
	For the nine months
	ended September 30
	2003	2002
Cash flows derived from (applied to) Operating
Net loss	$(2,160,591)	$(790,027)
Depreciation and amortization	15,392	(46,473)
Foreign exchange	(17,281)	-
Stock issued for services	1,140,482	136,149
Stock issued in lieu of debt	-	28,522
Changes in non-cash operating working capital
Accounts receivable	(8,165)	113,730
Inventory and contract in progress	-	11,032
Accounts payable	437,582	(21,028)
Accrued liabilities	8,046	74,032
	(584,535)	(494,063)
Financing
Capital stock issued for cash	292,267	281,657
Due to related parties	(16,041)	35,826
Proceeds from notes payable - net	11,987	(15,029)
Line of credit	-	610
Capital stock issued for options	327,500	-
	615,713	303,064
Investing
Purchase of investments	-	3,158
Prepaid deposits	(23,998)	4,240
Capital expenditures	(15,486)	151,718
Cash acquired in acquisition (Note 3)	11,242	-
	(28,242)	159,116
Net increase (decrease) in cash	2,936	(31,883)
Cash, beginning of period	-	38,550

Cash, end of period	$2,936	$6,667

Supplemental information:
Cash paid for interest	$-	$(106,534)

Non-cash investing and financing activities:
Preferred shares issued to acquire all of the issued and	$801,000	$-
outstanding shares of Identex
Capital stock issued on the conversion of preferred shares	356,000	-

See accompanying notes to the financial statements.

Sure Trace Security Corp. Consolidated Statement of Stockholders' Deficiency (Expressed in US Dollars) From inception to September 30, 2003 (Unaudited)
					Additional			Accumulated
	Common Shares		Preferred Shares		Paid-In	Subscription		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total
Common stock issued for cash	25,819,224	$ 25,819	-	$ -	$ 1,538,611	$ -	$ -		$ 1,564,430

Common stock issued for cancellation of debt	41,132,033	41,132	-	-	371,113	-	-		412,245

Common stock issued for services	25,870,799	25,871	-	-	3,060,353	-	-		3,086,224

Common stock issued for subsidiary	2,910,000	2,910	-	-	232,605	-	-		235,515

Warrants	5,000,000	5,000	-	-	245,000	(97,332)	-		152,668

Stock dividend	8,023,206	8,023	-	-	(8,023)	-	-		-

Preferred stock issued for cash	-	-	1,000,000	33,334	-	-	-		33,334

Net loss for the period from inception to December 31, 2002	-	-	-	-	-	-	(6,200,473)		(6,200,473)
Balance
December 31, 2002	108,755,262	108,755	1,000,000	33,334	5,439,659	(97,332)	(6,200,473)		(716,057)

Preferred stock issued for subsidiary (Note 3)	-		1,000,000	801,000	-	-	-		801,000

Exchange of preferred stock for common stock	356,000,000	356,000	(2,000,000)	(834,334)	478,334	-	-		-

Reverse share split at 15:1	(433,771,577)	(433,772)	-	-	433,772	-	-		-

Common stock issued for cash	4,723,651	4,724	-	-	287,543	-	-		292,267

Common stock issued for services	10,528,666	10,528			1,129,954				1,140,482

Options exercised	3,884,922	3,885			323,615	-			327,500

Change in foreign currency translation adjustment	-	-	-	-	-	-	-	(17,281)

Net loss for the period for the nine months ended September 30, 2003	-	-	-	-	-	-	(2,160,591)
Comprehensive loss									(2,177,872)

September 30, 2003	50,120,924	$ 50,120	$ -	$ -	$8,092,877	$ (97,332)	$ (8,361,064)	$(17,281)	$ (332,680)

See accompanying notes to the financial statements.

1. Operations and going concern

Cormax Business Solutions, Inc. (the "Company") was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining capital to seek potentially profitable business opportunities. Since inception, the Company has been engaged in several different organizational activities. In 1997, the Company acquired two entities: Watchout, a California corporation, and Goldpoint International, a limited liability company. In November of 1998, the corporation changed its name to Watchout! Inc. In February 2001, the Company changed its name to Cormax Business Solutions, Inc. In March 2001, the Company purchased all of the issued and outstanding stock of Expanded System Solutions, Inc. (ESSI). ESSI is engaged in the installation of networking and communication facilities and a reseller of networking and communication equipment. On January 29, 2003, the Company acquired all of the issued and outstanding shares of Identification Technologies Inc. ("Identex") (Note 3). Immediately following the acquisition of Identex, the Company changed its name to Sure Trace Security Corporation. In June 2003, Identification Technologies Inc. changed its name to I.D.OLOGY Laboratories Inc.("I.D.OLOGY").

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the last two years, has a working capital deficiency of $1,225,194, a stockholders' deficiency of $332,680 and has yet to secure significant sales. The Company's continued existence is dependent upon its ability to continue to raise capital and achieve profitable operations. It is management's intention to continue to pursue market acceptance for its product and identify alternate equity funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

The Company has raised and management feels will continue to raise sufficient capital on a monthly basis to fund the Company's operating requirements. There can be no assurance that such capital will be successfully obtained. Should the Company not be able to raise sufficient capital, it will need to reduce expenses and/or curtain operations accordingly. As described in Note 9, subsequent to September 30, 2003 the Company entered into a stock purchase agreement for an aggregate price of $25,000,000.

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses and the balance sheet classifications used.

F-5

2. Summary of significant accounting policies

Basis of presentation

These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

The consolidated balance sheets as of September 30, 2003 and December 31, 2002, the consolidated statements of operations for the nine month and three month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months and three month periods ended September 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of September 30, 2003 and for the nine month and three month periods ended September 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Expanded Systems Solutions Inc. and I.D.OLOGY Laboratories Inc., both incorporated under the Company Act of the Province of Alberta, Canada. As of January 29, 2003 the results of operations of I.D.OLOGY Laboratories Inc. are included in the Company's financial statements. All material intercompany accounts and transactions have been eliminated subsequent to its acquisition.

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

Capital assets are recorded at cost and depreciated using the declining balance method. The rate of depreciation used for office and computer equipment is 30%, the office furniture and fixtures is 20%, and 100% for computer software..

(continued)

2. Summary of significant accounting policies (continued)

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

Financial instruments

The Company has various financial instruments that include cash, accounts receivable, accounts payable, accrued liabilities, amounts due to related parties and loans payable. It was not practicable to determine the fair value of the amounts due to related parties or the loans payable due to their uncertain repayment terms. The carrying values of all other financial instruments approximates their fair value due to their relatively short period to maturity.

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

(continued)

2. Summary of significant accounting policies (continued)

Recent accounting pronouncements

In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 is not expected to have a material effect on the Company's financial statements.

3. Acquisition

On January 29, 2003, the Company agreed to acquire all of the issued and outstanding shares of I.D.OLOGY Laboratories Inc.("I.D.OLOGY"),formerly Identification Technologies Inc.("Identex"), an Alberta corporation with its principal offices located in Kelowna, British Columbia, Canada, in exchange for 1,000,000 Series B preferred shares of common stock in the Company. Immediately following the closing of the Acquisition, the shareholders of I.D.OLOGY converted their shares of Series B Preferred Stock into 178,000,000 shares of the Company's Class A Common Stock.

Net identifiable assets acquired:
Cash	$11,242
Receivables and prepaids	12,397
Capital assets	64,658
Goodwill	803,764
Payables and accruals	(62,668)
Due to shareholders	(7,297)
Debt	(21,096)

Value of net assets acquired	$801,000

Consideration

1,000,000 Series B preferred shares	$801,000
F-8

4. Capital assets			September 30	December 31
			2003	2002

		Accumulated	Net	Net
	Cost	Depreciation	Book Value	Book Value

Computer software	$949	$521	$428	$-
Computer equipment	9,350	1,826	7,524	-
Office furniture and fixtures	4,199	549	3,650	-
Office equipment	66,033	12,883	53,150	-

	$80,531	$15,779	$64,752	-

5. Due to related parties

At September 30, 2003 and December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

			September 30	December 31
			2003	2002

Due to Ingenuity Marketing (2000) Inc.			$2,539	$-
Due to M. Reinhold			20,409	-
Due to D. Horner			13,420	-
Due to T. Violette			-	45,112

			$36,368	$45,112

These balances bear no interest, are unsecured and have no fixed terms of repayment.
F-9

6. Notes payable

	September 30	December 31
	2003	2002

Note payable to individual, 12% interest,
due on demand, secured by an assignment
of contract rights	$166,000	$166,000

Note payable to individual, 12% interest,
due on demand, secured by an assignment
of contract rights	84,000	84,000

Note payable to individual, 12% interest,
due on demand, secured by an assignment
of contract rights	9,926	9,926

Malcap Investments Ltd., 8% interest only
payable quarterly, due on demand	24,934	-

Spring Point Management, due on demand	8,149	-

	$293,009	$259,926

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

6. Notes payable (continued)

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

During the period, 4,723,651 common shares were issued for cash consideration of $292,267 and 10,528,666 common shares were issued for services provided to the company. Also, during the period 3,884,922 common shares were issued as a result of the exercising of stock options.

9. Subsequent event

On October 1, 2003, the company entered into a stock purchase agreement with Can-West Venture Capital Inc.("the Purchaser"), an Alberta corporation. Under the terms of the agreement, the Purchaser has agreed to purchase 39,450,319 shares of the company's common stock at a price of $0.63371 per share, for an aggregate purchase price of $25,000,000. The securities are "restricted" as that term is defined in Rule 144 under the United States Security Act of 1933. With respect to this transaction, the Company has also agreed to a price guarantee. The price guarantee stipulates that the securities purchased will have a minimum value equal to 150% of the purchase price on the first anniversary of the agreement (October 1, 2004), and have a minimum value equal to 300% of the purchase price on the second anniversary of the agreement (October 1, 2005). Should these minimum values not be achieved, the Company has agreed to issue additional shares of its common stock to the Purchaser so that the securities purchased and additional shares equal the minimum values established.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information in this report, including the following discussion, may include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Sure Trace Security Corporation (referred to as the "Company" and "Sure Trace") intends the disclosure in these sections and throughout this report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding Sure Trace's (the "Company") expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements. These statements can sometimes by identified by the Company's use of words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The Company will have to raise additional capital funds during the next twelve months to meet its operational needs and plans for growth. See "Liquidity & Capital Resources - Liquidity" below in this Item 2. While the Company does generate income from the operations of its wholly-owned subsidiary, Identification Technologies Inc., (now called I.D.OLOGY Laboratories Inc.) these proceeds are not sufficient to meet the Company's current monthly overhead.

The Company's operational plans call for the expenditure of approximately $700,000 over the next twelve months on ongoing sales and marketing, technical support, including salaries paid to employees and consultants. The Company does not intend to participate in any further research and development.

During the quarter ended September 30, 2003, Mr. Grahame Entwistle was named the Company's President and Ms. A. Caroline Banks was appointed Chief Financial Officer of Sure Trace. Mr. Peter Leeuwerke remains as Chief Executive Officer of the Company.

The Company anticipates that its subsidiary, I.D.OLOGY Laboratories, Inc., will hire an additional 12 employees during the upcoming twelve months. If the Company is not successful in its financing plans as described above, it will not be able to hire these employees.

Results of Operations

Comparison of quarters ended September 30, 2003 and 2002

For the nine month periods ended September 30, 2003 and September 30, 2002 Sure Trace incurred losses of $2,160,591 and $363,142, respectively.

For the three month period ended September 30, 2003 the Company's losses increased significantly as compared to the same three month period ended September 30, 2002 as a result of an increase primarily in consulting fees of $690,621, wages and benefits of $230,739, and professional fees of $59,807. The Company's total expenses for the nine months ended September 30, 2003 were $2,172,423, compared to total expenses of $790,027 for the same period from the previous year. These increased costs occurred primarily as a result of the operations of the Company's wholly owned subsidiary, I.D.OLOGY Laboratories Inc., which was acquired in January 2003. Additionally the Company expects wages and benefits, professional fees, travel, sales and marketing expenses, consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2002 as a result of the continuing operations of I.D.OLOGY Laboratories Inc. and the ongoing costs which may be required by the parent to source additional financing.

Gross profits to offset operating expenses decreased over the comparative periods ended September 30, 2003 and 2002 to $11,832 from $85,126. This decrease in revenues is primarily the result of the Company, in August 2002, ceasing the operations of the business reflected in its September 30, 2002 financial statements.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2003, Sure Trace had negative working capital of $1,225,194 and Stockholders' Deficiency of $332,680, compared with negative working capital of $716,057 and Stockholders' Deficiency of $716,057 as of December 31, 2002.

The decrease in Stockholders' Deficiency at September 30, 2003, as compared to the figures reported for the fiscal year ended December 31, 2002 is primarily due to the capital raised by the sale of common and preferred stock, capital raised from the exercise of stock options and common stock issued for services which has more than offset the loss from operations. As of September 30, 2003, the Company also had capital assets of $64,752, cash of $2,936, accounts receivable of $20,562 and prepaid deposits of $23,998, compared to no assets as of December 31, 2002. Such goodwill and other assets was partially offset by losses from operations incurred during the nine month period in the amount of $2,160,591, and an increase in liabilities to the amount of $1,248,692 over liabilities of $716,057 as of December 31, 2002. Financing activities during the nine month period resulted in an increase to notes payable to $293,009 from $259,926 as at the year ended December 31, 2002. The Company's accounts payables also increased to $752,802 as of September 30, 2003 from $252,552 as of December 31, 2002. This increase was also due to the operations of the Company's subsidiary I.D.OLOGY Laboratories Inc.

The majority of the Company's financing activities subsequent to September 30, 2003 have been by way of private investor's loans and subscriptions for shares of the Company's common stock.

Liquidity

The Company will require additional capital of up to $25 million over the next twenty-four (24) months to fully implement our business plan, which includes significant marketing efforts, expansion of our current market, development of new markets and acquisitions. To the date of this report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations. Funds have been raised through private loans and equity financing. The Company anticipates revenues generated from the business of I.D.OLOGY Laboratories Inc. to cover the Company's operating expenses on an accrual basis commencing in January 2004 and on a cash flow basis commencing in April 2004. The realization of such revenues will reduce the requirement for additional funding to cover expenses associated with the Company's operations but will not be sufficient to expand the Company's operations. Moreover, we cannot be certain the Company will be successful in achieving revenues from those operations. Furthermore we cannot be certain that we will be able to raise any additional capital to fund our ongoing operations. The Company has entered into a Stock Purchase Agreement for the private place and sale of $25 million of its common stock. It is not known at this time if the purchaser will be able to fund and close on all or any portion of this private placement.

Sources of Working Capital

During the nine month period ended September 30, 2003, Sure Trace's primary sources of working capital have come from the net proceeds from the sale of 4,723,651 shares of common stock and the exercise of 3,884,922 stock options. A total of $619,767 was realized from such issuances. These proceeds were allocated to ongoing operations of the Company and I.D.OLOGY Laboratories, Inc.

Sure Trace has been identifying and reviewing potential acquisition candidates. As of this time, no letters of intent have been executed with any acquisition candidates. In the event of any acquisition, Sure Trace will most likely have to finance the acquisition with either additional equity or debt capital or through the issuance of additional shares of common stock.

ITEM 3. CONTROLS AND PROCEDURES

Report of Management's Responsibility

The Company's Chief Executive Officer and Chief Financial Officer have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to them. They have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

During the quarter ended September 30, 2003 the Company issued a total of 4,046,875 shares of its restricted Common Stock for aggregate proceeds of $212,812.50. Details respecting these issuances are as follows:
Date of Issuance	Issued to	Amount	Consideration
February 21, 2003 (1)	Kent Norris	1,562,500	$100,000 ($0.06 per share)
July 5, 2003	Kent Norris	1,250,000	$100,000 ($0.08 per share)
July 5, 2003	Arthur Charles Ruff	156,250	$5,000 ($0.032 per share)
July 5, 2003	Arthur Charles Ruff	78,125	$7,812.50 ($0.10 per share)(2)
July 5, 2003	Darrel O'Shaunessey	500,000	Issued in connection with a possible acquisition of Mr. O'Shaunessey's company, LFI/Bestek
July 5, 2003	Daryl Regeir	100,000	Issued as additional consideration for employment services
July 5, 2003	Doug Rice	100,000	Issued for services rendered in respect of directorship
July 5, 2003	Ryan Corley	100,000	Issued for services rendered in respect of directorship
July 5, 2003	Grahame Entwistle	100,000	Issued for services rendered in respect of directorship
TOTALS	-	4,046,875	$212,812.50

(1) This Common Stock was paid for and approved for issuance on February 21, 2003 but was not actually issued until July 31, 2003.

(2) This Common Stock was issued pursuant to the exercise of Warrants.

Each of the above described sales of the common stock was exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Company that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. Reports on Form 8-K:

On September 15, 2003, the Company filed a Current Report on Form 8-K dated September 12, 2003 to report the completion of a private placement for US $25 million at an average equity investment of $0.63 per share, with Can-West Venture Capital Limited ("Can-West") whereby Can-West would acquire 39,450,319 restricted shares of Common Stock of the Company. At that time, the Company stated that upon the parties executing a definitive share purchase agreement, a copy of such agreement (the "Share Purchase Agreement") would be filed with the Securities and Exchange Commission as an exhibit to an amendment to the Form 8-K.

On October 3, 2003, the Company filed an amendment to a current report on Form 8-K announcing that the Share Purchase Agreement with Can-West Venture Capital Ltd. had been finalized. A copy of the Share Purchase Agreement was included with the amended report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURE TRACE SECURITY CORPORATION

Date: November 14, 2003

By: /s/ Peter Leeuwerke
Name: Peter Leeuwerke
Title: Chief Executive Officer

By: /s/ A. Caroline Banks
Name: A. Caroline Banks
Title: Chief Financial Officer

EXHIBIT INDEX
Regulation S-B Exhibit #	Description	Reference
3.1	Articles of Incorporation	Incorporated by reference to Exhibits attached to Annual Report on Form 10-KSB for Fiscal Year ended June 30, 1986
3.2	Bylaws of Registrant	Incorporated by reference to Exhibits attached to Annual Report on Form 10K for Fiscal Year ended June 30, 1986
3.3	Amendment to Articles of Incorporation	Incorporated by reference to Exhibits attached to Form 8-K filed December 14, 1998
3.4	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3 attached to Form 8-K/A dated January 29, 2003 and filed February 5, 2003
10.1	Share Purchase Agreement	Incorporated by reference to Exhibits attached to Form 8-K filed March 2000
10.2	Letter of Intent Inter national Mercantile Corp.	Incorporated by reference to Exhibits attached to Form 8-K filed March 2000
10.3	Stock Exchange Agreement	Incorporated by reference to Exhibits attached to Form 8-K filed September 2000
10.4	Share Purchase Agreement between the Registrant and Ingenuity Marketing (2000) Ltd. dated August 22, 2002	Incorporated by reference to Exhibit 10.1 attached to Form 8-K filed September 3, 2002
10.5	Stock Purchase Agreement dated October 1, 2003 between the Registrant and Can-West Venture Capital Ltd.	Incorporated by reference to Exhibit 10.5 attached to Form 8K/A filed October 3, 2003.
31	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith.
32	Section 1350 Certification	Filed herewith.