Form 10QSB/A
period 2003-09-30
SURE TRACE SECURITY CORP
filed 2003-11-19
CIK 736314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
AMENDMENT NO. 1

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___ to ____

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

Results of Operations

Comparison of quarters ended September 30, 2003 and 2002

For the nine month periods ended September 30, 2003 and September 30, 2002 Sure Trace incurred losses of $2,160,591 and $790,027, respectively.

For the three month period ended September 30, 2003 the Company's losses increased significantly as compared to the same three month period ended September 30, 2002 as a result of an increase primarily in consulting fees of $690,621, wages and benefits of $230,739, and professional fees of $59,807. The Company's total expenses for the nine months ended September 30, 2003 were $2,172,423, compared to total expenses of $659,963 for the same period from the previous year. These increased costs occurred primarily as a result of the operations of the Company's wholly owned subsidiary, I.D.OLOGY Laboratories Inc., which was acquired in January 2003. Additionally the Company expects wages and benefits, professional fees, travel, sales and marketing expenses, consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods from the fiscal year ended December 31, 2002 as a result of the continuing operations of I.D.OLOGY Laboratories Inc. and the ongoing costs which may be required by the parent to source additional financing.

Gross profits to offset operating expenses decreased over the comparative periods ended September 30, 2003 and 2002 to $11,832 from $85,126. This decrease in revenues is primarily the result of the Company, in August 2002, ceasing the operations of the business reflected in its September 30, 2002 financial statements.

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

SURE TRACE SECURITY CORPORATION

Date: November 19, 2003

By:/s/ Peter Leeuwerke
Name: Peter Leeuwerke
Title: Chief Executive Officer

By:/s/ A. Caroline Banks
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