Form 10KSB
period 2003-12-31
SURE TRACE SECURITY CORP
filed 2004-04-15
CIK 736314

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $22,195

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$7,114,444 as of March 19, 2004.

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

Yes ______No _______

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,019,761 as of March 19, 2004.

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

TABLE OF CONTENTS

         Page

PART I

2

Item 1.

 Description of Business

2

Item 2.

 Description of Property

6

Item 3.

 Legal Proceedings

6

Item 4.

 Submission of Matters to a Vote of Security Holders

6

PART II

7

Item 5.

 Market for Common Equity and Related Shareholder Matters

7

Item 6.

 Management's Discussion and Analysis of Financial

 Condition and Results of Operations

9

Item 7.

 Financial Statements

F-1 to F-15

Item 8.

 Changes in and Disagreements with Accountants on Accounting and

 Financial Disclosure

15

Item 8A.Controls and Procedures

16

PART III

16

Item 9.

 Directors, Executive Officers, Promoters and Control Persons; Compliance

with Section 16(a) of the Exchange Act

16

Item 10.  Executive Compensation

17

Item 11.  Security Ownership of Certain Beneficial Owners

18

Item 12.  Certain Relationships and Related Transactions

19

Item 13.  Exhibits and Reports of Form 8-K

20

Item 14.  Principal Accountant Fees and Services

20

Signatures

22

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Since its inception in July of 1983 as White Cloud Exploration, Inc. ("the Company"), has been in the developmental stage, while it has attempted to identify suitable mergers, assets or acquisitions of operations. In November 1998, the Company changed its name to Watchout! Inc.

On August 31, 2000, the Company acquired all of the issued and outstanding shares of common stock of Cormax Business Solutions, Ltd. in exchange for the issuance of 25,100,000 shares of our common stock. For purposes of the transaction, the shares were valued at $.30 per share for a total consideration of $7,530,000. The transaction was subject to receipt of certain documentation, which was received by the Company on September 9, 2000. Pursuant to the share acquisition Agreement, Todd Violette was appointed as President and Chairman of the Board of Directors of the Company.

On March 7, 2001, the Company filed an amendment to its articles of incorporation changing its name to Cormax Business Solutions Inc.

On April 1, 2001 Cormax Business Solutions Inc. purchased a 100% interest in Expanded Systems Solutions Inc. ("Expanded Systems"). Cormax purchased Expanded Systems from Novalink for $200,000 USD. Expanded Systems is a wholly owned subsidiary of Cormax Business Solutions Inc.

On January 29, 2003, the Company acquired all of the issued and outstanding shares of Identification Technologies Inc., a private Alberta corporation ("Identex"), in exchange for 1 million shares of the Company's Series B Preferred Stock. Immediately following the acquisition of Identex, the Company changed its name to Sure Trace Security Corporation. Identex, changed its name to I.D.ology Laboratories Inc. ("I.D.ology") on June 18th, 2003.

Overview of Business

Sure Trace through its wholly owned subsidiary I.D.ology is a global solutions provider for government agencies and commercial clients in the fields of loss-prevention, anti-counterfeiting and document security. Sure Trace forensic markers can be verified in multiple applications using a proprietary handheld scanner.

Sure Trace uses chemical compounds that are referred to as "elemental tagging" to work the various assets and items that are to be protected.  Elemental tagging is the process of applying an inorganic chemical formulated on a client-by client or application-by-application basis, to assets. Sure Trace refers to its elemental tagging product as synthetic DNA, and can be likened to invisible bar coding.

Our marking process involves the application of a combination of inorganic elements. The elements penetrate the surface of an object and bond to the object at a molecular level. The method of application can vary depending on the item to be marked. The coded elements may be placed on an object using a colorless carrier rendering them invisible to the human eye or can include a fluorescent element so it can be detected under UV light.

The specific ratios of elements that make up the synthetic DNA create a unique identity code for a specific client or a specific project/division/product or production run within the client’s area of concern. The number of potential mix ratios or identity codes is in the billions. We have tested and proven our product’s capability to introduce synthetic DNA into a manufactured product during the manufacturing process. This enables us to invisibly attach information about the product via the synthetic DNA.

Sure Trace offers three programs based on our synthetic DNA application:

-

Loss Prevention Program

-

Anti-Counterfeit Program

-

Document Security Program

Loss-Prevention Program

The loss-prevention program is designed to help assist our clients reduce theft by its employees and/or subcontractors. As an organization issues, or makes available assets to its employee population it invariably experiences some degree of theft from that community. While in many cases this amounts to paperclips, or pencils, it is common for tools and portable electronic devices to be removed without authorization.

Through our Loss Prevention Program our labels are affixed to the asset, and the synthetic DNA is applied over top of the label. The chemicals permeate through perforations on the labels bonding molecularly with the asset. Even if the label is forcibly removed, our synthetic DNA remains intact. The permanence of the synthetic DNA ensures that the asset can be identified with complete accuracy.

Anti-Counterfeit Program

We have designed a process to integrate our synthetic DNA into the client’s production processes with as little interruption as possible. Medical Safety Data Sheets are provided to the client as part of our production plan. This assures our clients that the synthetic DNA will not adversely affect or alter their product or packaging quality.

The production plan will include a comprehensive outline of how the field verification / investigation program will be implemented. This portion of the plan describes how traditional sources of tips such as field sales representatives, distribution chain intelligence reports, customer feedback and secret shoppers will be incorporated to trigger in-depth investigation by the client’s security/investigation firms. Options for pro-active scanning of product in the retail chain will provide another source of counterfeit or contraband leads. This document also details the procedures and policies for when these leads trigger an investigation by the security provider. Using highly qualified independent security investigators provides critical Chain of Custody and Evidence needed if the client pursues civil or criminal suites against a counterfeit dealer or distributor.

The production plan produced from phase 1 investigation and development will include:

-

production integration plan

-

testing procedures and results

-

durability, compatibility and toxicity analysis

-

guidelines for ensuring appropriate levels of synthetic DNA in the product markings

-

results and recommendations from a threat / risk assessment

-

definition of the awareness / education program

-

demonstrations

-

collateral provided to communicate your anti-counterfeit program

-

field authentication program definition

-

schedules, policies and procedures.

On completion of phase 1 the production plan is presented to the client detailing the exact procedures to begin full implementation of the anti-counterfeit program (Phase 2).

We are currently targeting the following brand dependent industries with market visibility:

-

automobile parts

-

aircraft parts

-

garment and apparel

-

software

-

sporting goods and memorabilia

-

pharmaceuticals

-

tobacco

-

construction

-

cable and telecommunications

Document-Security Program

The Document-Security program allows private-sector organizations to mark and verify critical documents such as security and bond certificates, legal contracts, corporate identification cards etc. The public sector applications include: national identification cards, passports and currency. Our synthetic DNA and hand-held scanner offer immediate and absolute verification of original documents.

Our marking approach incorporates the after production approach from our loss prevention program. A segment of the document can be marked with our synthetic DNA or incorporated into paper fibers, ink for stamps or ink for printing, depending on the document makeup.

The document-security program is divided into two phases:  the investigation and development phase and the production plan phase. The investigation and development phase is where the ideal application of our synthetic DNA is determined. Using third party testing we ensure no toxicity is introduced to the documents and that our synthetic DNA is compatible. Through this testing protocol we can determine that the application will not de-nature the ink or paper and that the appropriate amounts of synthetic DNA will be introduced to ensure an absolute read with the hand-held scanners. At this point a threat and risk assessment is provided to clients who are not familiar with the safeguards, storage and handling of the security products.

Upon the successful completion of the first phase, the customer is presented with a production plan detailing how the synthetic DNA is integrated into the document production process. Outlined is the complete implementation strategy for placement of the document markings, third part toxicity analysis and provision for training the field personnel using our hand-held scanner for authentication.

The anti-counterfeit and document-security programs are unique in the industry. We have taken a comprehensive program approach to the development of these products. We are not simply providing chemicals to our clients but rather delivering a complete solution.

-

We have identified a strong potential market in the form of high risk or high value documents such as:

-

passports

-

drivers’ licenses

-

smart cards

-

credit cards

-

original art re-prints

Currently there are several products that have similar uses that are available in the security market. We feel our anti-counterfeit, loss prevention and document security programs have a competitive advantage over other available products for the following reasons:

-

Similar technologies that are attached or applied to the surface of items to be identified are visible and can be subject to tampering or removal.

-

Our process penetrates the surface to bond with the items at a molecular level and can be either visible or completely covert.

-

Our process provides portable positive real time identification with our hand-held Scanner.

-

Our code verification system is non-destructive.

-

The elements that we use to create our codes are virtually indestructible; destroying them requires the destruction of the marked asset.

-

Once applied, the synthetic DNA does not need any ongoing maintenance and will remain effective for the life of the asset.

-

Our total program of Education, Application, and Investigation is the most comprehensive approach to Loss Prevention, Anti-Counterfeit and Document Security in the industry.

Distribution Methods

-

Strategic alliances with selected global security organizations that provide security audit consulting.

-

Agent relationships with regional or national security investigation companies.

-

Strategic alliances with asset management providers.

-

Marketing contracts with key organizations in unique industry verticals throughout the world.

Sure Trace is not aware of any government regulations that might adversely affect its business.

Our manufacturing process involves the use of certain chemical compounds. The use of these compounds is regulated and we have established a waste management and disposal system that complies with all government environmental regulations.

Employees

The Company currently has 5 full time employees and I.D.ology has 3 full time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company operates out of facilities, which are leased on a month-by-month basis, in Calgary, Alberta.

The Company, through its wholly owned subsidiary, I.D.ology, leases 2000 square feet of Class B security laboratory space in Kelowna, British Columbia.  The original term of the lease was for three years, expiring on January 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

On December 23, 2002, the Company entered into a Settlement and Release Agreement (the "Settlement Agreements") with each of the following parties: John Bader, Wayne E. Williams and JAGI Capital Group, Inc., a corporation organized under the laws of the State of Virginia. The Settlement Agreements were entered into to fully settle the litigation brought in the Tarrant County District Court in the State of Texas entitled John Bader, Wayne E. Williams and JAGI Capital Group vs. Watchout! Inc. and David Galoob and Robert Galoob for $250,000 US plus interest.

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

On December 4, 2003, the Company was served with the Plaintiff's fourth amended petition seeking enforcement of the Settlement Agreements or alternatively enforcement of the promissory notes, loan agreements and security agreements that were entered into by the Company on September 19, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

-

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock trades on the OTC/BB under the symbol "SSTY". Until February 2003, the Company's stock traded on the OTC/BB under the trading symbol "CMXS". Following is a report of high and low bid prices for the last two (2) fiscal years.

Year 2003	High	Low
4th Quarter ended 12/31/03	0.40	0.14
3rd Quarter ended 9/30/03	0.39	0.13
2nd Quarter ended 6/30/03	0.16	0.038
1st Quarter ended 3/31/03	0.13	0.0035
Year 2002
4th Quarter ended 12/31/02	0.02	0.005
3rd Quarter ended 9/30/02	0.03	0.005
2nd Quarter ended 6/30/02	0.08	0.012
1st Quarter ended 3/31/02	0.081	0.03

The information for the years 2002 and 2003 was provided by Stockwatch at http://www.stockwatch.com. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 24, 2004, there were approximately 875 shareholders of record of the Company’s stock.

During the last two fiscal years, no cash dividends have been declared on the Company’s stock.

(b) RECENT SALES OF UNREGISTERED SECURITIES

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

During the year ended December 31, 2003 the Company issued a total of 3,765,101 shares of its Common Stock in a private placement, whereby a total of $241,552 was received in proceeds.

During the year ended December 31, 2003, the Company issued a total of 7,061,588 shares of its Common Stock for the exercise of stock options in consideration of $548,500 in proceeds.

During the fiscal year ended December 31, 2003 the Company issued a total of 10,529,459 restricted shares of its Common Stock in exchange for services valued at $1,140,483.   Except as noted below in the immediately subsequent paragraph, each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and we are required to refuse to register any transfer that does not comply with such requirements. No commissions or finders fees were paid in connection with this offering.

A total of 575,000 restricted shares of common stock issued in consideration for services described above were issued to five (5) residents of the United States and were exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  Subsequent to the fiscal year ended December 31, 2003, the Company issued an additional 450,000 restricted shares of its common stock for consulting services rendered by third party consultants, valued at $63,000. These issuances were done under the exemption from registration provided by Regulation D, as described above.  Also subsequent to the fiscal year ended December 31, 2003, the Company issued an additional 104,167 shares to a subscriber to the private placement that the Company conducted in 2003 due to the fact that the incorrect number of shares was issued to such subscriber in 2003. The issuance was made pursuant to the same exemption under which the private placement was done.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report.  Except for the historical statements contained therein, all statements regarding Sure Trace’s (the "Company") expected financial position and operating results, its business strategy, its financing plans, and the outcome of any contingencies are forward-looking statements.  These statements can sometimes by identified by the Company's use of words such as “may”, “believe”, “plan”, “will”, “anticipate”,  “estimate”, “expect”, “intend”, and other phrases of similar meaning.  Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on various factors and was derived using numerous assumptions.

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The Company will have to raise additional capital funds during the next twelve months to meet its operational needs and plans for growth.  See “Liquidity & Capital Resources – Liquidity” below in this Item 2. While the Company does generate income from the operations of its wholly owned subsidiary, I.D.ology, these proceeds are not sufficient to meet the Company's current monthly overhead.

The Company's operational plans call for the expenditure of approximately $2,000,000 over the next twelve months on ongoing sales and marketing, technical support, including salaries paid to employees and consultants.  The Company does not intend to participate in any further research and development.  Any research and development work that will be undertaken will be done on a cost recovery basis from the Company’s clients.

Effective August 1, 2003, Mr. Grahame Entwistle was named the Company’s President.  Mrs. A. Caroline Banks was appointed Chief Financial Officer of Sure Trace as of August 25, 2003.  Mr. Glenn Boyd was hired effective October 1, 2003 as the Company’s Chief Operating Officer.  Mr. Peter Leeuwerke remains as Chief Executive Officer of the Company.

The Company anticipates that its subsidiary, I.D.ology, will hire additional employees during the upcoming twelve months. I.D.ology intends to substantially expand its business by establishing a team of employed professional sales executives throughout North America with a view to developing sales and sales agencies globally.  If the Company is not successful in its financing plans as described above, it will not be able to hire these employees.

Results of Operations

For the years ended December 31, 2003 and 2002 Sure Trace incurred net losses of $4,313,884 and $700,596 respectively.

For the year ended December 31, 2003 the Company’s losses increased significantly as compared to the previous year as a result of an increase primarily in consulting fees of $1,768,865, wages and benefits of $868,221 and professional fees of $284,462. The Company's total operating expenses for the year ended December 31, 2003 were $4,317,549 compared to total operating expenses of $570,532 for the previous year. These increased costs occurred primarily are as a result of the operations of the Company's wholly owned subsidiary, I.D.ology, which was acquired in January 2003.  Additionally the Company expects wages and benefits, professional fees, travel, sales and marketing expenses, consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods as a result of the continuing operations of I.D.ology and the ongoing costs which may be required by the parent to source additional financing.

Gross profits to offset operating expenses decreased over the comparative periods ended December 31, 2003 and 2002 to $3,665 from $85,126.  This decrease in revenues is primarily the result of the Company, in August 2002, ceasing the operations of the business reflected in its December 31, 2002 financial statements.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of December 31, 2003, Sure Trace had negative working capital of $1,583,233 and Stockholders' Deficiency of $1,507,009, compared with negative working capital of $670,945 and Stockholders' Deficiency of $670,945 as of December 31, 2002.

The decrease in Stockholders' Deficiency at December 31, 2003, as compared to the figures reported for the fiscal year ended December 31, 2002 is primarily due to the capital raised by the sale of common and preferred stock, by capital raised from the exercise of stock options and common stock issued for services which has more than offset the loss from operations.  As of December 31, 2003, the Company also had capital assets of $77,259, cash of $2,845, accounts receivable of $35,345 and prepaid deposits of $2,098, compared to no assets as of December 31, 2002.   Current liabilities increased to  $1,621,423 as compared to current liabilities of $670,945 at December 31, 2002.  Financing activities during the twelve-month period resulted in an increase to notes payable to $276,480 from $259,926 as at the year ended December 31, 2002.  The Company's accounts payables increased significantly to $750,078 as of December 31, 2003 from $252,552 as of December 31, 2002.  As did the accrued liabilities, growing from a balance of $158,467 as of December 31, 2002 to a balance of $545,600. This increase can also be attributed to the operations of the Company's subsidiary I.D.ology and the costs incurred by the parent as they continue to seek out additional sources of funding.

Liquidity

To the date of this report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations.  Funds have been raised through private loans and equity financing.  During the year ended December 31, 2003, $802,653 of cash was used in operations.  The Company anticipates revenues generated from the business of I.D.ology to cover the Company’s operating expenses on an accrual basis commencing in July 2004 and on a cash flow basis commencing October 2004.  The realization of such revenues will reduce the requirement for additional funding to cover expenses associated with the Company’s operations but will not be sufficient to expand the Company’s operations.  Moreover, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore, we cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

On October 1, 2003, the Company entered into a stock purchase agreement with Can-West Investments Inc. for the issuance and sale of 39,450,319 restricted shares of common stock for an aggregate purchase price of $25,000,000.  At that time the Company has anticipated the acquisition of a potential business partner.  This acquisition did not take place and as a result the full commitment of $25,000,000 was not required.  The Company has attempted to renegotiate with Can-West for a lower amount of funding but has been unsuccessful in reaching an agreement with Can-West.  The Can-West funding has been cancelled due to Can-West’s inability to support their commitment.

-

The Company has received written confirmation from Cornell Capital Partners, LP that they will provide the Company with $350,000 in convertible securities financing.  Cornell Capital has also provided a firm commitment to the Company for $8,000,000 in equity financing.  All of which is subject to definitive transaction of documentation and registration with the Securities and Exchange Commission.

Sources of Working Capital

The majority of the Company's financing activities subsequent to December 31, 2003 have been by way of private investor's loans and subscriptions for shares of the Company's common stock.

During the year ended December 31, 2003, Sure Trace's primary sources of working capital have come from the net proceeds from the sale of 3,765,101 shares of common stock and the exercise of 7,061,588 stock options.  A total of $790,052 was realized from such issuances.  These proceeds were allocated to ongoing operations of the Company and its wholly owned subsidiary, I.D.ology.

Sure Trace has been identifying and reviewing potential acquisition candidates.  As of this time, no letters of intent have been executed with any acquisition candidates.  In the event of any acquisition, Sure Trace will most likely have to finance the acquisition with either additional equity or debt capital or through the issuance of additional shares of common stock.

The Company currently has no material commitments for capital expenditures.

Critical Accounting Policies and Estimates

Sure Trace’s financial statements have been prepared with generally accepted accounting principles of the United States of America. The significant accounting policies used by Sure Trace are disclosed in note 2 to the Consolidated Financial Statements.  Certain accounting policies require that management make appropriate decisions with respect to the formulation of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. The following discusses such accounting policies and is included in Management’s Discussion and Analysis to aid the reader in assessing the critical accounting policies and practices of the Company and the likelihood of materially different results being reported.  Sure Trace’s management reviews it estimates regularly.  The emergence of new information and changed circumstances may result in actual results or changes to estimated amounts that differ materially from current estimates.

Revenue and receivables

We recognize services and product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of providing service, on a percentage of completion basis, or at the time of product delivery, with an appropriate provision for returns or allowances.

Business combinations

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

-

Goodwill

The process of accounting for the purchase of a company, described above, results in recognizing the fair value of the acquired company’s assets on the balance sheet of the acquiring company.  Any excess of the purchase price over fair value is recorded as goodwill.  Since goodwill results from the culmination of a process that is inherently imprecise the determination of goodwill is also imprecise.  In accordance with recent issuance of FAS 142, goodwill is no longer amortized but assessed periodically for impairment.  The process of assessing goodwill for impairment necessarily requires Sure Trace to determine the fair value of its assets and liabilities.  Such a process involves considerable judgment.

Impairment of Long-Lived Assets

The Company is required to review the carrying value of all long-lived assets used in operations, including goodwill for potential impairment. Impairment is indicated if the carrying value of the long-lived asset is not recoverable by the projected future cash flows.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of projected future cash flows. If impairment is indicated, the amount by which the carrying value exceeds the estimated fair value of the long-lived asset is charged to earnings.

Contractual Obligations and Commercial Commitments

In the normal course of business Sure Trace is obligated to make future payments.  These obligations represent contracts and other commitments that are known and non-cancelable.

Contractual Obligation	Payments due by period
	Total	2004	2005	2006	2007
License agreement	$ 6,350,000	$ 350,000	$ 1,500,000	$ 2,000,000	$ 2,500,000
Operating leases	64,656	41,008	21,826	1,822	-
Capital leases	15,423	12,290	2,831	302	-
	$ 6,430,079	$ 403,298	$ 1,524,657	$ 2,002,124	$ 2,500,000

Other Obligations

Sure Trace is also subject to various contingent obligations that become payable only if certain events or rulings were to occur.  The inherent uncertainty surrounding the timing and financial impact of these events or rulings prevents any meaningful measurement, which is necessary to assess impact on future liquidity.  Such obligations include contingent consideration and potential settlements resulting from litigation.  The Company’s management feels that it has adequately reserved for its contingent obligations.

-

Off Balance Sheet Arrangements

Sure Trace does not currently utilize any off balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions or for any other purpose.  Any future transactions involving off balance sheet arrangements will be scrutinized and disclosed by the Company’s management.

ITEM 7. FINANCIAL STATEMENTS

Page
Report of Independent Certified Public Accountants	F-1
Financial Statements:
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Statement of Stockholders' Equity	F-5
Notes to Financial Statements	F-6 to F-15

Sure Trace Security Corporation Consolidated Financial Statements December 31, 2003 and 2002

Auditors’ Report

To the Board of Directors

Sure Trace Security Corp.

We have audited the accompanying consolidated balance sheet of Sure Trace Security Corp. as of December 31, 2003, and the related consolidated statements of operations, cash flows, and changes in stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Sure Trace Security Corp. as of and for the year ended December 31, 2002 were audited by other auditors.  Those auditors expressed an unqualified opinion on those statements in their report dated April 14, 2003.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about where the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sure Trace Security Corp. as at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

(Signed ) “Grant Thornton LLP”

Calgary, Alberta

March 30, 2004

Chartered Accountants

Sure Trace Security Corporation
Consolidated Balance Sheet
(Expressed in US Dollars) December 31
	2003	2002
Assets
Current
Cash	$2,845	$-
Receivables	35,345	-
	38,190	-

Capital assets (Note 4)	77,259	-
Prepaid deposits	2,098	-

	$117,547	$-

Liabilities
Current
Accounts payable	$750,078	$252,552
Accrued liabilities (Note 5)	545,600	158,467
Obligation under capital lease	12,290
Due to related parties (Note 6)	36,975	-
Notes payable (Note 7)	276,480	259,926
	1,621,423	670,945

Obligation under capital lease (Note 8)	3,133	-

Stockholders’ Deficiency
Capital stock (Note 10)
Authorized:
500,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
52,340,038 common shares (2002 – 108,755,262)	52,340	108,755
Nil preferred shares (2002 – 1,000,000)	-	33,334
Additional paid-in capital	8,943,549	5,439,659
Subscriptions receivable	-	(97,332)
	8,995,889	5,484,416
Deficit	(10,469,245)	(6,155,361)
Accumulated comprehensive deficit	(33,653)	-
	(1,507,009)	(670,945)

	$117,547	$-

Sure Trace Security Corporation
Consolidated Statement of Operations
(Expressed in US Dollars)	Year ended December 31
	2003	2002

Sales	$22,195	$409,237
Cost of sales	18,530	324,111

Gross profit	3,665	85,126

Expenses
Advertising	12,447	47,403
Depreciation and amortization	31,299	-
Consulting	1,768,865	-
Equipment rental	2,270	-
General and administrative	113,857	448,614
Goodwill write off	803,764
Interest expense and bank charges	37,449	38,563
Office	63,536	35,952
Professional fees	284,462	-
Promotion	211,628	-
Transportation	53,175	-
Travel	66,576	-
Wages and benefits	868,221	-
Total expenses	4,317,549	570,532

Net loss from continuing operations	(4,313,884)	(485,406)

Discontinued operations:
Loss from operations of Expanded Systems Inc.
and Cormax Business Solutions Ltd.	-	(118,154)

Loss on disposal of Cormax Business Solutions Ltd.	-	(97,036)
Net loss	$4,313,884	$700,596

Weighted average number of shares outstanding	38,935,744	90,460,053

Net loss per share from discontinued operations - basic and diluted	$-	$(0.002)
Net loss per share from continuing operations - basic and diluted	$(0.11)	$(0.005)
Net loss per share – basic and diluted	$(0.11)	$(0.007)

Sure Trace Security Corporation
Consolidated Statement of Cash Flows
(Expressed in US Dollars)	Year ended December 31
	2003	2002
Cash flows derived from (applied to)
Operating
Net loss	$4,313,884	$700,596
Depreciation and amortization	31,299	-
Compensation for options granted	682,606	-
Stock issued for services	1,237,815	36,149
Write off of goodwill	803,764	-
Stock issued in lieu of debt	-	40,022
Write down of investments	-	3,134
Net loss on disposal of fixed assets	-	105,425
Changes in non-cash operating working capital	-	-
Accounts receivable	(27,271)	125,550
Inventory and contract in progress	-	11,032
Prepaid expenses	2,547	7,037
Accounts payable	400,635	(20,706)
Accrued liabilities	379,836	38,563
	(802,653)	(354,570)
Financing
Capital stock issued for cash	241,552	264,990
Preferred stock issued for cash	-	33,334
Issuance of warrant	-	152,668
Due to related parties	71,198	(119,944)
Principal payments under capital lease obligations	(8,659)	-
Notes payable	(4,542)	(15,029)
Capital stock issued for options	548,500	-
	848,049	316,019
Investing
Capital expenditures	(9,172)	-
Cash acquired in acquisition (Note 3)	11,242	-
	(2,070)	-
Effect of exchange rate changes on cash	(44,621)	-
Net increase (decrease) in cash	2,845	(38,551)
Cash, beginning of period	-	38,551

Cash, end of period	$2,845	$-

Non-cash investing and financing activities:
Preferred shares issued to acquire all of the issued and
outstanding shares of Identex	$801,000	$-
Capital stock issued on the conversion of preferred shares	356,000	-

Capital assets acquired under capital lease obligations	24,218	-

Sure Trace Security Corporation
Consolidated Statement of Stockholders’ Deficiency
(Expressed in US Dollars)
For the years ended December 31, 2002 and 2003
					Additional			Accumulated
	Common Shares		Preferred Shares		Paid-In	Subscription		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Loss	Total
January 1, 2002	36,640,160	$ 36,640			$ 4,920,613	-	$ (5,454,765)	-	$ (497,512)

Common stock
issued for cash	9,896,200	9,896	-	-	255,094	-	-		264,990

Common stock
issued for
cancellation of debt	40,022,033	40,022	-	-	-	-	-		40,022

Common stock
issued for services	9,173,663	9,174	-	-	26,975	-	-		36,149

Warrants	5,000,000	5,000	-	-	245,000	(97,332)	-		152,668

Stock dividend	8,023,206	8,023	-	-	(8,023)	-	-		-

Preferred stock issued
for cash	-	-	1,000,000	33,334	-	-	-		33,334

Net loss for the year	-	-	-	-	-	-	(700.596)	-	(700.596)

January 1, 2003	108,755,262	108,755	1,000,000	33,334	5,439,659	(97,332)	(6,155,361)		(670,945)

Preferred stock
issued for subsidiary
(Note 3)	-		1,000,000	801,000	-	-	-		801,000

Cancellation of Series
A Preferred Stock	-	-	(110,000)	(3,367)

Exchange of preferred
stock for common
stock	356,000,000	356,000	(1,890,000)	(830,667)	478,334	-	-		-

Reverse share split
at 15:1	(433,771,372)	(433,771)	-	-	433,771	-	-		-

Common stock issued
for cash	3,765,101	3,765	-	-	237,787	-	-		241,552

Common stock issued
for services	10,529,459	10,529	-	-	1,129,954	97,332			1,237,815

Options exercised	7,061,588	7,062	-	-	541,438	-			548,500

Options granted	-	-	-	-	682,606	-			682,606

Change in foreign currency translation
adjustment	-	-	-	-	-	-		(33,653)

Net loss for the year
ended	-	-	-	-	-		(4,313,884)
Comprehensive loss									(4,347,537)

December 31, 2003	52,340,038	$ 52,340	-	-	$ 8,943,549	-	$ (10,469,245)	$ (33,653)	$(1,507,009)

1. Operations and going concern

Cormax Business Solutions, Inc. (the “Company”) was incorporated July 22, 1983 under the laws of Utah for the purpose of obtaining capital to seek potentially profitable business opportunities.  Since inception, the Company has been engaged in several different organizational activities.  In 1997, the Company acquired two entities:  Watchout, a California corporation, and Goldpoint International, a limited liability company.  In November of 1998, the corporation changed its name to Watchout! Inc.  In February 2001, the Company changed its name to Cormax Business Solutions, Inc.  In March 2001, the Company purchased all of the issued and outstanding stock of Expanded System Solutions, Inc. (ESSI).  ESSI is engaged in the installation of networking and communication facilities and a reseller of networking and communication equipment.    On January 29, 2003, the Company acquired all of the issued and outstanding shares of Identification Technologies Inc. (“Identex”) (Note 3).  Immediately following the acquisition of Identex, the Company changed its name to Sure Trace Security Corporation.  In June 2003, Identification Technologies Inc. changed its name to I.D.ology Laboratories Inc.(“I.D.ology”).

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the last two years, has a working capital deficiency of $1,583,233 a stockholders’ deficiency of $1,507,009 and has yet to secure significant sales.  The Company’s continued existence is dependent upon its ability to continue to raise capital and achieve profitable operations.  It is management’s intention to continue to pursue market acceptance for its product and identify alternate equity funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

The Company has raised and management feels will continue to raise sufficient capital on a monthly basis to fund the Company’s operating requirements.  There can be no assurance that such capital will be successfully obtained.  Should the Company not be able to raise sufficient capital, it will need to reduce expenses and/or curtail operations accordingly.

On October 1, 2003, the Company entered into a stock purchase agreement with Can-West Venture Capital Inc. for an aggregate purchase price of $25,000,000. At that time the Company had anticipated the acquisition of a potential business partner.  This acquisition did not take place and as a result the full commitment of $25,000,000 was not required.  The Company has attempted to renegotiate with Can-West for a lower amount of funding, but has been unsuccessful in reaching an agreement with Can-West.  It is the Company’s intention to cancel this agreement, and as of January 2004 the Company entered into negotiations with three potential funding sources as alternatives to Can-West.

If the going concern assumption were not appropriate for these financial statements, no material adjustments would be necessary in the carrying values of assets and liabilities as the book value currently reflects liquidation value. The reported revenues and expenses would require no adjustments and all balance sheet long-term classifications would be reclassified to current.

F-#

2. Summary of significant accounting policies

Basis of presentation
These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Expanded Systems Solutions Inc. and I.D.ology Laboratories Inc., both incorporated under the Company Act of the Province of Alberta, Canada.  As of January 29, 2003 the results of operations of I.D.ology Laboratories Inc. are included in the Company’s financial statements. All material intercompany accounts and transactions have been eliminated subsequent to its acquisition.

Foreign currency translation

The Company considers the US dollar its functional currency.  Foreign assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Revenue and expenses are translated using the average rate for the period during which the transactions occurred.  Resulting translation gains and losses are accumulated in a separate component of shareholder’s equity.

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

Accounts receivable are reported as net of an allowance for doubtful accounts.  The Company’s bad debt allowance is estimated based on actual historical write-offs, net of recoveries, and the aging of accounts receivable balances.  The assumptions are reviewed quarterly and adjustments are made to our bad debt allowance as appropriate.

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

Goodwill

The Company accounts for goodwill in accordance with Statement of Accounting Standard No. 142 “Goodwill and Other Intangible Assets”.  Goodwill is not amortized and is subject to annual impairment testing, which compares the carrying value to the fair value and when appropriate, the carrying value of these assets is reduced to the fair value.

(continued)

F-#

2. Summary of significant accounting policies (continued)

Stock-Based Compensation

As disclosed more fully in Note 11, under several plans, certain employees and non-employees have received stock options and stock units.  These plans are accounted for using the preferable fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).  Under this method, the estimated fair value of the options granted is amortized to expense over the options vesting period.

Financial instruments

The Company has various financial instruments that include cash, accounts receivable, accounts payable, accrued liabilities, amounts due to related parties and loans payable.  It was not practicable to determine the fair value of the amounts due to related parties or the loans payable due to their uncertain repayment terms.  The carrying values of all other financial instruments approximate their fair value due to their relatively short period to maturity.

Income taxes

The Company uses the asset and liability approach to account for income taxes.  Under this approach, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss and tax credit carry forwards.  The amount of deferred taxes on these temporary differences is determined using the tax rates that are expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on tax rates and tax laws, in the respective tax jurisdictions then in effect.  Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized.

Impairment of long-lived assets

On a periodic basis the Company reviews the carrying values of its long-lived assets, including goodwill, intangible assets and investments. Whenever events or changes in circumstances indicate that the historical cost-carrying value of the asset may no longer be recoverable, a review is performed using the estimated the future net cash flows expected to result from the asset.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Net loss per share

The Company reports basic and diluted loss per share.  Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock.  Diluted earnings per share is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. For all periods presented, all outstanding options were anti-dilutive

(continued)

F-#

2. Summary of significant accounting policies (continued)

Recent accounting pronouncements

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of FAS 150 is not expected to have a material effect on the Company’s financial statements.

3. Acquisition

On January 29, 2003, the Company agreed to acquire all of the issued and outstanding shares of I.D.ology Laboratories Inc.(“I.D.ology”),formerly Identification Technologies Inc.(“Identex”), an Alberta corporation with its principal offices located in Kelowna, British Columbia, Canada, in exchange for 1,000,000 Series B preferred shares of common stock in the Company.  The Company’s Class B Preferred Stock allows the holders thereof to convert such shares into shares of the Company’s Class A Common Stock at the ratio of 178 shares of common stock for every one share of Series B Preferred Stock. The number of Series B Preferred Stock to be issued in exchange for all issued and outstanding shares of I.D.ology was based on the underlying value of the Class A Common Stock of the Company. Immediately following the closing of the Acquisition, the shareholders of I.D.ology converted their shares of Series B Preferred Stock into 178,000,000 shares of the Company’s Class A Common Stock.

Net identifiable assets acquired:
Cash	$11,242
Receivables and prepaids	12,397
Capital assets	64,658
Goodwill	803,764
Payables and accruals	(62,888)
Due to shareholders	(7,297)
Debt	(21,096)

Value of net assets acquired	$801,000

Consideration:

1,000,000 Series B preferred shares	$801,000

F-#

4. Capital assets

			December 31
			2003	2002
		Accumulated	Net	Net
	Cost	Depreciation	Book Value	Book Value

Computer software	$1,927	$996	$931	$-
Computer equipment	16,258	5,298	10,960	-
Office furniture and fixtures	11,685	2,773	8,912	-
Office equipment	78,688	22,232	56,456	-
	$108,558	$31,299	$77,259	$-

Included in the cost of computer equipment at December 31, 2003 is $5,866 representing the cost of assets under capitalized leases with accumulated depreciation of $2,742.  The office furniture and fixtures and office equipment include assets under capitalized leases of $7,862 and $10,951, respectively.  The accumulated depreciation at December 31, 2003 on those leases was $2,051 and $ 4,579.

Depreciation expense for the year ended December 31, 2003 was $31,299, of which $9,372 represents depreciation of assets under capitalized lease obligations.

5. Accrued liabilities

			December 31
			2003	2002

Unpaid wages, consulting fees and benefits			$210,484	$-
Interest payable			188,467	158,467
Overdue payroll remittances			146,649
		S	545,600	$158,467

6. Due to related parties

In the ordinary course of business, a related company with common officers provided the Company with $36,975 of consulting services. This amount remains outstanding as of December 31, 2003

F-#

7. Notes payable

	December 31
	2003	2002

Note payable to individual, 12% interest, due on demand,
Secured by assignment of contract rights	$166,000	$166,000

Note payable to individual, 12% interest, due on demand,
Secured by assignment of contract rights	84,000	84,000

Note payable to individual, 12% interest, due on demand,
Unsecured	-	9,926

Malcap Investments Ltd., 8% interest only payable
quarterly, due on demand	26,480	-
	$276,480	$259,926

On December 23, 2002, the Company entered into a Settlement and Release Agreement (the “Settlement Agreements”) with each of the following parties:  John Bader, Wayne E. Williams and JAGI Capital Group, Inc., a corporation organized under the laws of the State of Virginia.  The Settlement Agreements were entered into to fully settle the litigation brought in the Tarrant County District Court in the State of Texas entitled John Bader, Wayne E. Williams and JAGI Capital Group vs. Watchout! Inc. and David Galoob and Robert Galoob for $250,000 plus interest accrued to December 31, 2002.

Pursuant to the terms of the Settlement Agreements, the Company was to pay an aggregate of $22,500 to the plaintiffs on February 15, 2003 and another $22,500 on March 30, 2003.  The Company has not made any portion of these payments.  The Company is also obligated under the Settlement Agreements to issue to plaintiffs Bader and Williams such shares of its common stock that has a value of $230,000 and issue to plaintiff JAGI Capital Group 250,000 purchase warrants giving JAGI the right to purchase 250,000 shares of the Company’s common stock.  The price of the shares to be issued to Bader and Williams and the purchase price for the warrants issued to JAGI are each to be equal 75% percent of the lowest market value of the Company’s stock as of specific events.  The Company is obligated to register the shares to be issued to Bader and Williams and the shares underlying the warrants issued to JAGI in a Registration Statement with the U.S. Securities and Exchange Commission by February 28, 2003.  As of the date of this filing, the Company has not filed such registration statement.

On December 4, 2003, the Company was served with the Plaintiff's fourth amended petition seeking enforcement of the Settlement Agreements or alternatively enforcement of the promissory notes, loan agreements and security agreements that were entered into by the Company on September 19, 1997.

The loan from Malcap Investments Ltd., a company owned by shareholders of the Company, was renegotiated during the year.  The loan is now unsecured and due on demand and therefore, is classified as a current liability.

F-#

8. Obligations under capital lease

The aggregate maturities of the obligations under capital lease are 2004 - $12,290; 2005- $2,831; and 2006 - $302.

9. Income taxes

There has been no provision for U.S. federal, state or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.
	December 31
	2003	2002

Loss before income tax	$4,313,884	$700,596

Composite statutory income tax rate	35.0%	35.0%

Expected income tax recovery	$(1,509,859)	$(245,209)
Tax benefit not recognized	1,509,859	245,209
Income tax expense (recovery)	$-	$-

As of December 31, 2003, the Company had net operating loss carry forwards of approximately $8,001,000 for U.S. federal income tax purposes.  These carry forwards, if not utilized to offset taxable income begin to expire in 2009.  Utilization of the net operating losses may be subject to substantial limitations provided by the Internal Revenue Code and similar state provisions.  Due to uncertainty of utilizing these net operating losses, the Company has recorded a valuation allowance of an amount equal to the related deferred tax asset.

	December 31
	2003	2002

Net operating loss carry forward balance	$8,001,000	$4,529,000

Composite statutory income tax rate	35.0%	35.0%

Deferred tax asset - loss carry forwards	2,800,350	1,585,150
Valuation allowance	(2,800,350)	(1,585,150)
	-	-

F-#

10. Capital Stock

On January 29, 2003, the 1,000,000 shares of Series B Preferred Shares were issued as consideration for the outstanding shares of Identification Technologies Inc.  The value of the preferred shares was based on the market price of the Class A Common Stock of the Company at that time.  A total of 1,890,000 outstanding shares of Preferred Stock were then exchanged for 356,000,000 common shares, which Preferred Stock consisted of 890,000 shears of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock. The Series A shares were convertible at a rate of 200 shares of Class A Common Stock for one share of Preferred Stock and the Series B shares were convertible at the rate of 178 shares of Class A Common Stock for one share of Preferred Stock. A total of 110,000 shares of Series A Preferred Stock were cancelled and returned to treasury.  Also on that date, all of the issued and outstanding common shares were rolled-back on a 15:1 basis. After these transactions, there were 30,983,685 common shares and no preferred shares outstanding.

During the year, 3,765,101 common shares were issued for cash consideration of $241,552 and 10,529,459 common shares were issued for services provided to the Company. The number of shares issued for services were based on the current market price of the Class A Common Stock of the Company at the time the services were provided. Also, during the year 7,061,588 common shares were issued as a result of the exercising of stock options.

11. Stock option plans

Under the Company’s 2003 Special Stock Option Plan 33,000,000 options were made available to be issued to certain consultants in exchange for services.  These options are granted and exercised at the time such services are deemed to be performed at the discretion of the Board of Directors. For all options granted under this plan the exercise price equals fifty percent of the preceding thirty day low.  During the year 7,006,588 options were granted and immediately exercised; leaving 25,993,412 options available for granting.  At the time the options are exercised the difference between the exercise price and the fair market value of the stock on that day is considered by the Company to be compensation.  During 2003 the Company recorded $651,190 of consulting expense relating to the granting of options under this plan.

During 2003 options were granted to certain consultants under the Company’s 2003 Special Stock Option and Stock Award Plan.  These options were granted at an exercise price of $0.10, are fully vested and have a term of two years, expiring on March 13, 2005

The fair values of all common share options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2003; expected volatility of 201%; risk-free interest rates of 3.09% and expected life of 2 years.  The weighted-average fair value of options granted during 2003 was $31,416.

The following table sets forth the status of the 2003 Special Stock Option Plan for the year ended December 31, 2003:
(continued)

	2003
	Shares	Weighted average exercise price
Outstanding at January 1	-	-
Granted and exercisable	7,006,588	$ .0775
Exercised	7,006,588	$ .0775
Outstanding and exercisable at December 31	-
(continued)

F-#

11. Stock option plans (continued)

The following table sets forth the status of the 2003 Special Stock Option and Stock Award Plan for the year ended December 31, 2003:
	2003
	Shares	Weighted average exercise price
Outstanding at January 1	-	-
Granted and exercisable	350,000	$ .0100
Exercised	55,000	$ .0100
Outstanding and exercisable at December 31	295,000	$ .0100

12. Goodwill

During 2003, goodwill valued at $803,764 was acquired with the acquisition of Identification Technologies Inc.(“Identex”).  This amount was considered to be recoverable based on the Company’s business plan and projected future cash flows.  The successful implementation of the Company’s business plan continues to be contingent on the Company’s ability to raise sufficient capital.  To date, the Company has been unable to fully implement the business plan although sufficient funds have been raised to fund the Company’s operating requirements.  At December 31, 2003 management determined that the goodwill was impaired under SFAS No. 142, and was, as a result written off.

13. Commitments and contingencies

The following summarizes the Company’s obligations and commitments as of December 31, 2003 for future minimum cash payments required under lease operating leases and licensing agreements.  The licensing agreement provides the Company the right to resell the handheld scanner technology with application software designed specifically for I.D.ology’s use on a worldwide basis.

Year	Operating	Licence
	Leases	Agreement	Total
2004	$ 41,008	$ 350,000	$ 391,008
2005	21,826	1,500,000	1,521,826
2006	1,822	2,000,000	2,001,822
2007	-	2,500,000	2,500,000

F-#

14. Subsequent events

During the period December 31, 2003, to the date of issuance of these financial statements, 554,167 of restricted common shares were issued for services provided to the company.  Also, during the same period 7,055,556 options were granted and immediately exercised under the Company’s 2003 Special Stock Option Plan for cash of $330,000.  These options were in exchange of consulting services with a fair value of $643,333.  Under the Company’s 2003 Special Stock Option and Award Plan 70,000 options were issued and exercised at a price of $0.10 in exchange for services provided to the Company.

As of the date of the issuance of these financial statements the Company and Cornell Capital Partners, LP had executed term sheets detailing $350,000 in convertible securities and a firm commitment of $8,000,000 in equity financing which is subject to definitive transaction documentation and registration with the Securities and Exchange Commission.  All necessary due diligence has been completed, as well as, drafting of the required definitive documentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously filed a Current Report on Form 8-K, dated May 22, 2003, to report a change of its auditors.  Such report was filed with the Securities & Exchange Commission on May 29, 2003.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the regulations promulgated by United States Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2003, that would materially affect or is reasonably likely to materially affect, our internal control over financial reporting.

As of this date, given the small size of the Company and its limited operations and over the last year, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of fiscal year 2004. Management expects to be in compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act prior to the required compliance date in 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of all directors and executive officers of Fact as of the date of this report, indicating all positions and offices with Fact and its subsidiaries held by each such person.

NAME	AGE	POSITION	TERM
Peter Leeuwerke	43	CEO and Chairman of the Board	October 2002 to Present
Grahame Entwistle	47	President and Member of the Board of Directors	March 2001 to Present
A. Caroline Banks	42	Chief Financial Officer	August 2003 to Present
Glenn Boyd	42	Chief Operating Officer	October 2003 to Present
Douglas T. Rice	49	Member of the Board of Directors	December 2002 to Present

Peter Leeuwerke – Chief Executive Officer and Chairman of the Board of Directors

Sure Trace Security Corporation

CEO

October 2002 to Present

Tsunami Media Corporation

CEO

June 1999 to February 2002

The Becker Group of Companies Inc.

President

December 1995 to June 1999

Mr. Leeuwerke was engaged by IDENTEX (now I.D.ology) in May of 2002, to reposition its business. In October 2002, he acquired a controlling interest and became CEO of Cormax Business Solutions. From 1999 to 2002, Mr. Leeuwerke acted as CEO of Tsunami Media Corporation developing interactive gaming platforms targeting internet-based advertisers and players. From 1995 to 1999, Mr. Leeuwerke acted as interim President for various high tech companies acquired via The Becker Group of Companies Inc., a private venture capital company.

Grahame Entwistle – President, Member of the Board of Directors

Sure Trace Security Corporation

Director/President

April 2001 to Present

Expanded Systems Solutions Inc.

Director

July 1995 to April 2001

Mr. Entwistle has been a Director of Sure Trace Security Corporation since April 2001, and became its President as of August 2003, focusing on positioning key personnel to develop and support Sure Trace and its subsidiaries. From 1995 to April 2001 he was Director, Business Development with Expanded Systems Solutions Inc. Expanded Systems was a networking and communications company.

A.Caroline Banks, CA – Chief Financial Officer

Sure Trace Security Corporation

CFO

August 2003 to Present

Independent Financial Consultant

June 1999 to July 2003

Husky Oil Ltd

Staff Analyst

June 1988 to May 1999

Mrs. Banks has served as the Company’s CFO since August 2003. From June 1999 to August 2003, she provided financial services on a contract basis to a variety of organizations.  From June 1988 to May 1999, Mrs. Banks held a series of positions with Husky Oil Ltd., in its corporate planning and economics departments. Mrs. Banks received a Bachelor of Commerce from the University of Calgary in 1982 and her Chartered Accountants designation in 1987.

Glenn Boyd – Chief Operating Officer

Sure Trace Security Corporation

COO

October 2003 to Present

Expanded Systems Solutions Inc.

Co-Founder

July 1995 to March 2002

Mr. Boyd has served as the Company’s COO since October 2003.  From July 1995 to March 2002, Mr. Boyd served as Director of Marketing and Operations of Expanded Systems Solutions Inc., a networking and communications company, which he co-founded in 1995.   Mr. Boyd received a certificate in Telecommunications Engineering Technology from the Southern Alberta Institute of Technology (SAIT) in 1982.

Douglas T. Rice – Member of the Board of Directors

Sure Trace Security Corporation

Director

December 2002 to Present

TigerOne Development LLC

President

April 2003 to Present

Enxnet Inc.

Consultant

March 2002 to April 2003

Retired

May 2001 to March 2002

Solucorp Ltd

Consultant

August 1998 to May 2001

Mr. Rice has served as a member of the Board of Directors of Sure Trace since December 2002. Prior to this he has been a free-lance consultant providing marketing and public relations services to various companies since August 1998. Mr. Rice has been semi-retired since May of 2001 but has continued to provide his consulting services since April of 2003 as president of TigerOne Developments LLC.

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

-

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended 2003, the following officers and directors of the Company were delinquent on filing their respective Form 3 report during 2003: Robert Jennes, Grahame Entwistle, Peter Leeuwerke, Ryan Corley, Doug Rice, Caroline Banks and Glenn Boyd. These Forms 3 were to report each person’s holdings in the Company at the time of their appointment as officers or directors of the Company, as the case may be.

All other Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were, to the best of our knowledge, timely complied with

Code of Ethics

 The Company has adopted a code of ethics that applies to the Company’s principal executive officers, principal financial officer, and principal accounting officer.  A copy of the code of ethics is attached to this annual return as Exhibit 14 and is posted on the Company’s website at http://www.suretrace.com under the “Corporate Governance” link. The Company hereby undertakes to provide any person, upon written request, a copy of such code of ethics.  Such request should be sent to the Company at its principal executive offices at 1530 Ninth Avenue SE, Calgary, Alberta Canada T2G 0T7 or by email sent to rickssuretracecom.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure has been provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

18

ANNUAL COMPENSATION			LONG TERM COMPENSATION
		AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Restricted Stock Awards	All Other Compensation
Todd Violette, Chairman and President	2001	$54,000	-	-
Todd Violette, Chairman and President	2002	$45,000	6,500,000	2,000,000
Peter Leeuwerke, CEO	2002	-	-	-
Peter Leeuwerke, CEO	2003	$69,033	6,230,000

The Company does not pay non-officer directors for their services as such, nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 1, 2004, with respect to the beneficial ownership of the Company's common stock and by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock and the outstanding preferred stock, by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common Stock	Peter Leeuwerke, CEO and Director	6,230,000(2)	10.8%
Common Stock	Bob Jennens	4,804,909 (3)	9.18%
Common Stock	Grahame Entwistle, President and Director	451,335	-
Common Stock	A. Caroline Banks, Chief Financial Officer	-	-
Common Stock	Glenn Boyd, Chief Operating Officer	-
Common Stock	Doug Rice, Director	100,000	-
Common Stock	All Officers and Directors as a group	11,786,244 common shares	11.7%

(1) Based on 57,717,538 of Class A common stock outstanding as of December 31, 2003.

(2) 6,230,000 of these shares are held in the name of Ingenuity marketing (2000) Ltd., which is solely owned by Mr. Leeuwerke.

(3) 1,220,546 of these shares are held in the name of Mr. Jennens wife, Patricia Jennens.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

Exhibit #	Description	Location
3.1	Articles of Incorporation	Exhibit to Annual Report on Form 10K for Fiscal Year ended June 30, 1986
3.2	Bylaws of Registrant	Exhibit to Annual Report on Form 10K for Fiscal Year ended June 30, 1986
3.3	Amendment to Articles of Incorporation	Exhibit to Form 8-K filed December 14, 1998
10.1	Share Purchase Agreement	Exhibit to Form 8-K filed March 2000
10.2	Letter of Intent Inter national Mercantile Corp.	Exhibit to Form 8-K filed March 2000
10.3	Stock Exchange Agreement	Exhibit to Form 8-K filed September 2000
14.0	Code of Ethics	Filed Herewith
31	Rule 13a-14(a) Certifications	Filed Herewith
32	Section 302 Certifications	Filed Herewith

-

 (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

On September 12, 2003, Sure Trace filed an amendment to the Current Report on Form 8-K disclosing that it completed a private placement for US $25 million at an average equity investment of $0.63 per share, with Can-West Venture Capital Inc. ("Can-West") whereby Can-West will acquire 39,450,319 restricted shares of Sure Trace's Common Stock. At that time, Sure Trace stated that upon the parties executing a definitive share purchase agreement, a copy of such agreement will be filed with the Securities and Exchange Commission as an exhibit to an amendment to the Form 8-K.  On October 3, 2003 Sure Trace filed further amendments to the Form 8-K and attached the definitive share purchase agreement.

On October 22, 2003, I.D.ology Laboratories Inc., a wholly-owned subsidiary of Sure Trace Security Corporation, entered into a Memorandum of Understanding. The Memorandum of Understanding specifies that Wackenhut will benefit from the ability to offer proprietary and highly-effective security solutions to its current and prospective clients by way of I.D.ology marking technology and in-field authentication that will distinguish Wackenhut from its competitors based on the ability to provide a broader range of security solutions and an increased level of performance for its clients.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2003 and December 31, 2002:

Services	2003	2002
Audit fees	$47,731	$14,750
Audit related fees	24,735	-
Tax fees	848	-
All other fees	495	-

Total fees	$73,809	$14,750

Audit fees consist of fees for the audit of the Company's annual financial statements or services that are normally provided in connection with the statutory and regulatory filings.

Audit-related services include the audit of I.D.ology and other services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

Other services provided by the Company's principal accountant, other than audit, audit-related and tax services, included advisory services associated with accounting software applications.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURE TRACE SECURITY CORPORATION

By:/s/ PETER LEEUWERKE
Name: Peter Leeuwerke
Title: Chief Executive Officer
Date: March 29, 2004

By:/s/ A. CAROLINE BANKS
Name: A. Caroline Banks
Title: Chief Financial Officer
Date: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ PETER LEEUWERKE
Name: Peter Leeuwerke
Title: Chief Executive Officer, Chairman of the Board of Directors
Date: March 29, 2004

By:/s/ GRAHAME ENTWISTLE
Name: Grahame Entwistle
Title: President, Member of the Board of Directors
Date: March 29, 2004

By: /s/ DOUG RICE
Name: Doug Rice
Title: Member of the Board of Directors
Date: April 13, 2004

22