Form 10QSB
period 2004-03-31
SURE TRACE SECURITY CORP
filed 2004-05-21
CIK 736314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

69,319,876 shares of common stock, $0.001 par value per share, as of May 4, 2004.

Transitional Small Business Disclosure Format (check one): Yes No X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed financial statements accompanying this Quarterly Report for the period ended March 31, 2004, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

2

Sure Trace Security Corporation Consolidated Financial Statements Three months ended March 31, 2004 and 2003 (Unaudited)

F-1

Contents
Page

Consolidated Balance Sheet	F-3

Consolidated Statement of Operations	F-4

Consolidated Statement of Cash Flows	F-5

Consolidated Statement of Stockholders’ Deficiency	F-6

Notes to the Consolidated Financial Statements	F-7 to F-10

F-2

Sure Trace Security Corporation
Consolidated Balance Sheet
(Expressed in US Dollars)
	March 31	December 31
	2004	2003
	(unaudited)
Assets
Current
Cash	$39,467	$2,845
Receivables	28,702	35,345
	68,169	38,190

Capital assets	70,786	77,259
Prepaid deposits	1,868	2,098

	$140,823	$117,547

Liabilities
Current
Accounts payable	$751,769	$750,078
Accrued liabilities	658,002	545,600
Obligation under capital lease	11,805	12,290
Due to related parties	34,216	36,975
Notes payable	276,705	276,480
	1,732,497	1,621,423

Obligation under capital lease	3,940	3,133

Stockholders’ Deficiency
Capital stock
Authorized:
500,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
60,019,761 common shares (2003 – 52,340,038)	60,019	52,340
Additional paid-in capital	9,983,403	8,943,549
	10,043,422	8,995,889
Deficit	(11,610,500)	(10,469,245)
Accumulated comprehensive deficit	(28,536)	(33,653)
	(1,595,614)	(1,507,009)

	$140,823	$117,547

See accompanying notes to the financial statements.

F-3

Sure Trace Security Corporation
Consolidated Statement of Operations
(Expressed in US Dollars)
	For the three months ended
	March 31
	2004	2003
	(unaudited)	(unaudited)

Sales	$19,152	$7,967
Cost of sales	9,234	455

Gross profit	9,917	7,512

Expenses
Advertising	1,940	3,628
Depreciation and amortization	9,313	2,297
Consulting	719,427	148,256
Equipment rental	2,012	2,558
General and administrative	12,259	5,516
Interest expense and bank charges	9,798	3,706
Office	15,548	20,849
Professional fees	33,000	47,851
Promotion	4,367	-
Transportation	8,029	6,140
Travel	11,667	11,309
Wages and benefits	323,812	115,455
Total expenses	1,151,172	367,565

Net loss	$1,141,255	$360,053

Weighted average number of shares outstanding	56,179,898	26,308,338

Net loss per share – basic and diluted	$0.02	$0.01

See accompanying notes to the financial statements.

F-4

Sure Trace Security Corporation
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
	For the three months ended
	March 31
	2004	2003
	(unaudited)	(unaudited)
Cash flows derived from (applied to)
Operating
Net loss	$1,141,255	$360,053
Depreciation and amortization	9,313	2,297
Compensation for options granted	643,333	-
Common stock issued for services	74,200	-
Changes in non-cash operating working capital
Accounts receivable	21,014	7,853
Prepaid expenses	206	(4,020)
Accounts payable	41,499	9,104
Accrued liabilities	65,862	35,487
	(285,828)	(309,332)
Financing
Capital stock issued for cash	-	258,361
Cheques in excess of cash on deposit	-	20,690
Due to related parties	-	22,394
Principal payments under capital lease obligations	(2,837)	-
Capital stock issued upon exercise of options	330,000	-
	327,163	302,318
Investing
Capital expenditures	-	(3,436)
	-	7,806
Effect of exchange rate changes on cash	254	-
Net increase (decrease) in cash	42,312	792
Cash, beginning of period	2,845	-

Cash, end of period	$39,467	$792

Non-cash investing and financing activities:
Preferred shares issued to acquire all of the issued and
outstanding shares of Identex	$-	$801,000
Capital stock issued on the conversion of preferred shares	-	356,000

See accompanying notes to the financial statements.

F-5

Sure Trace Security Corporation
Consolidated Statement of Stockholders’ Deficiency
(Expressed in US Dollars)
From January 1, 2004 to March 31, 2004
					Additional
	Common Shares		Preferred Shares		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

January 1, 2004	52,340,038	$ 52,340	-	-	$ 8,943,549	$ (10,469,245)	$ (33,653)	$(1,507,009)

Common stock issued
for services	624,167	624			73,576			74,200

Options exercised	7,055,556	7055			966,278			973,333

Change in foreign
currency translation
adjustment							5,117

Net loss for the quarter
ended March 31						(1,141,255)
Comprehensive loss								(1,136,138)

March 31, 2004	60,019,761	$ 60,019			$ 9,983,403	$ (11,610,500)	$ (28,536)	$ (1,595,614)

See accompanying notes to the financial statements.

F-6

1. Presentation of Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission.  Certain information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The results of operations for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year ending December 31, 2004.  This Form 10-QSB should be read in conjunction with our annual report for the year ended December 31, 2003 on the Form 10-KSB on April 15, 2004.

2. Operations and going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the last two years, has a working capital deficiency of $1,664,328 a stockholders’ deficiency of $1,595,614 and has yet to secure significant sales.  The Company’s continued existence is dependent upon its ability to continue to raise capital and achieve profitable operations.  It is management’s intention to continue to pursue market acceptance for its product and identify alternate equity funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

The Company has raised and management feels will continue to raise sufficient capital on a monthly basis to fund the Company’s operating requirements.  There can be no assurance that such capital will be successfully obtained.  Should the Company not be able to raise sufficient capital, it will need to reduce expenses and/or curtail operations accordingly.

The Company has entered into new agreements for a bridge financing in the amount of $350,000 in the form of convertible debt securities and an equity financing in the amount of $8,000,000. If such agreements are performed as contemplated, the Company will have sufficient funds to meet its operational needs for the next twelve (12) months. More details regarding these agreements are found under “Note 8 – Subsequent Events.”

If the going concern assumption were not appropriate for these financial statements, no material adjustments would be necessary in the carrying values of assets and liabilities as the book value currently reflects liquidation value. The reported revenues and expenses would require no adjustments and all balance sheet long-term classifications would be reclassified to current.

F-7

3. Accrued liabilities

	March 31	December 31
	2004	2003

Unpaid wages, consulting fees and benefits	$274,424	$210,484
Interest payable	195,967	188,467
Overdue payroll remittances	187,611	146,649
	$658,002	$545,600
Included in unpaid wages, consulting fees and benefits is $150,000 CAD in severance pay to a former officer that will be paid in ten equal monthly installments of $15,000 CAD beginning May 15, 2004.
4. Due to related parties

In the ordinary course of business, a related company with common officers provided the Company with $36,975 of consulting services during the year ended December 31, 2003.  A balance of $34,216 remains outstanding as of March 31, 2004

5. Capital Stock

During the quarter, 624,167 common shares were issued for services provided to the Company. The number of shares issued for services were based on the current market price of the Class A Common Stock of the Company at the time the services were provided and totalled $74,200. Also, during the quarter 7,055,556 common shares were issued as a result of the exercising of stock options.  The Company received $330,000 when these options were exercised.

6. Stock option plans

Under the Company’s 2003 Special Stock Option Plan 33,000,000 options were made available to be issued to certain consultants in exchange for services.  These options are granted and exercised at the time such services are deemed to be performed at the discretion of the Board of Directors. For all options granted under this plan the exercise price equals fifty percent of the preceding thirty day low.  During the quarter ended March 31, 2004, 7,055,556 options were granted and immediately exercised; leaving 18,937,856 options available for grants.  At the time the options are exercised the difference between the exercise price and the fair market value of the stock on that day is considered by the Company to be compensation.  During quarter ended March 31, 2004 the Company recorded $643,333 of consulting expense relating to the granting of options and received $330,000 when these options were exercised under this plan.

During 2003 options were granted to certain consultants under the Company’s 2003 Special Stock Option and Stock Award Plan.  These options were granted at an exercise price of $0.10, are fully vested and have a term of two years, expiring on March 13, 2005.

F-8

The fair values of all common share options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004; expected volatility of 201%; risk-free interest rates of 3.09% and expected life of 2 years.  The weighted-average fair value of options granted during the quarter was nil.

The following table sets forth the status of the 2003 Special Stock Option Plan for the period starting January 1, 2004 and ending March 31, 2004:

		Shares	Weighted average exercise price
Outstanding at January 1, 2004		-
Granted and exercisable		7,055,556	$ .0468
Exercised		7,055,556	$ .0468
Outstanding and exercisable at March 31, 2004		-

The following table sets forth the status of the 2003 Special Stock Option and Stock Award Plan for the period starting January 1, 2004 and ending March 31, 2004:
		Shares	Weighted average exercise price
Outstanding and exercisable at January 1, 2004		295,000	$ .0100
Granted and exercisable		-
Exercised		-
Outstanding and exercisable at March 31, 2004		295,000	$ .0100

7. Commitments and contingencies

a. The following summarizes the Company’s obligations and commitments as of March 31, 2004 for future minimum cash payments required under lease operating leases and licensing agreements.  The licensing agreement provides the Company the right to resell the handheld scanner technology with application software designed specifically for I.D.ology’s use on a worldwide basis.

Year	Operating	Licence
	Leases	Agreement	Total
2004	$ 29,436	$ 350,000	$ 379,436
2005	22,152	1,500,000	1,522,152
2006	1,842	2,000,000	2,001,842
2007	-	2,500,000	2,500,000

b. The Company’s previous Chief Financial Officer, A. Caroline Banks, recently resigned from the Company.  Ms. Banks’ employment agreement provides that in the event of a “change of control” of the Company, Ms. Banks may terminate her employment agreement and receive 18 months severance pay.  A “change in control” is defined in the employment agreement, among other things, as a situation in which the majority of the Board of Directors are not management’s nominees.  The Company referred this matter to its Canadian legal counsel for review.  In the event that it is determined that a change in control has occurred the Company could be liable to Ms. Banks in the amount of CDN$120,000.

F-9

8. Subsequent events

During the period April 1, 2004, to the date of issuance of these financial statements, 7,841,782 of common shares were issued for services provided to the Company and 458,333 common shares were issued for cash of $100,000.  The number of shares issued for services were based on the current market price of the Class A Common Stock of the Company at the time the services were provided.  Also, during the same period 1,000,000 options were granted and immediately exercised under the Company’s 2003 Special Stock Option Plan for cash of $50,000.  These options were in exchange of consulting services with a fair value of $120,000.

On April 23, 2004 the Company and Cornell Capital Partners, LP had executed term sheets detailing $350,000 in convertible debt securities and a firm commitment of $8,000,000 in equity financing which is subject to registration with the Securities and Exchange Commission. On May 17, 2004, definitive agreements for both the convertible debt financing and the equity financing were signed by the parties. The terms of these agreements provides that a payment of $150,000 to the Company will be made within two (2) business days of the execution thereof; a payment of $100,000 upon the filing by the Company of a registration statement to register the securities to be issued to Cornell Capital; and $100,000 upon the registration statement being deemed effective.

F-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The Company will have to raise  approximately $2,000,000 to meets its operational needs for additional the next twelve months to meet its operational needs and plans for growth.  See “Liquidity and Capital Resources – Liquidity” below in this Item 2. While the Company does generate income from the operations of its wholly owned subsidiary, I.D.ology, this cash flow is not sufficient to meet the Company's current monthly overhead.

The Company's operational plans call for the expenditure of approximately $2,000,000 over the next twelve months on ongoing sales and marketing, and technical support, including salaries paid to employees and consultants.  The Company does not intend to participate in any further research and development.  Any research and development work that will be undertaken will be done on a cost recovery basis from the Company’s clients.

Effective March 29, 2004 Mr. Peter Leeuwerke resigned as Chief Executive Officer of the Company and as a member of the Company’s Board of Directors.  Mr. Kjell Sudenius was appointed Chief Executive Officer of the Company as of April 1, 2004 and was also appointed to the Board of Directors.  Mrs. A. Caroline Banks resigned as Chief Financial Officer of the Company as of May 5, 2004. Mr. Cameron Moriarty replaced Mr. Glenn Boyd as Chief Operating Officer effective April 1, 2004.

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

Results of Operations

Comparison of quarters ended March 31, 2004 and 2003

For the three month period ended March 31, 2004 and March 31, 2003 Sure Trace incurred net losses of $1,141,255 and $360,053 respectively.

For the three month period ended March 31, 2004 the Company’s losses increased significantly as compared to the previous year as a result of an increase primarily in consulting fees to $719,427 and wages and benefits to $323,812. The Company's total operating expenses for the quarter ended March 31, 2004 were $1,151,172 compared to total operating expenses of $367,565 for the same period from the previous year. These increased costs occurred primarily are as a result of the operations of the Company's wholly owned subsidiary, I.D.ology, which was acquired in January 2003.  Additionally the Company expects wages and benefits, professional fees, travel, sales and marketing expenses, consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods as a result of the continuing operations of I.D.ology and the ongoing costs which may be required by the parent to source additional financing.

Gross profits to offset operating expenses from the comparative periods ended March 31, 2004 and 2003 increased slightly to $9,917 from $7,512.  This change is not considered material.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2004, Sure Trace had negative working capital of $1,664,328 and Stockholders' Deficiency of $1,595,614 compared with negative working capital of $1,583,233 and Stockholders' Deficiency of $1,507,009 as of December 31, 2003.

The increase in Stockholders' Deficiency at March 31, 2004, as compared to the figures reported for the fiscal year ended December 31, 2003 is primarily due to the capital raised from the exercise of stock options and common stock issued for services which has more than offset the loss from operations.  As of March 31, 2004, the Company also had capital assets of $70,786, cash of $39,467, accounts receivable of $28,702 and prepaid deposits of $1,868, compared to assets as at December 31, 2003 of $117,547.   Current liabilities increased to $1,732,497 as compared to current liabilities of $1,621,423 at December 31, 2003.  The Company's accrued liabilities increased to $658,002 as of March 31, 2004 from $545,600 as of December 31, 2003.  This increase can be attributed to the operations of the Company's subsidiary I.D.ology and the costs incurred by the parent as they continue to seek out additional sources of funding.

Liquidity

To the date of this report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations.  Funds have been raised through private loans and equity financing.  During the quarter ended March 31, 2004, $285,828 of cash was used in operations.  The Company anticipates revenues generated from the business of I.D.ology to cover the Company’s operating expenses on an accrual basis commencing in July 2004 and on a cash flow basis commencing October 2004.  The realization of such revenues will reduce the requirement for additional funding to cover expenses associated with the Company’s operations but will not be sufficient to expand the Company’s operations.  Moreover, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore, we cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

On May 17, 2004, the Company entered into a series of agreements with Cornell Capital Partners, LP whereby Cornell Capital will provide the Company with $350,000 in convertible debt financing and $8,000,000 in equity financing, all of which is subject to registration with the Securities and Exchange Commission.

The terms of these agreements provides that a payment of $150,000 to the Company will be made within two (2) business days of the execution thereof; a payment of $100,000 upon the filing by the Company of a registration statement to register the securities to be issued to Cornell Capital; and $100,000 upon the registration statement being deemed effective.

Sources of Working Capital

The majority of the Company's financing activities subsequent to March 31, 2004 have been by way of private investor's loans and subscriptions for shares of the Company's common stock.

During the quarter ended March 31, 2004, Sure Trace's primary sources of working capital are a result of 7,055,556 stock options being exercised.  A total of $330,000 was realized from such issuances.  These proceeds were allocated to ongoing operations of the Company and its wholly owned subsidiary, I.D.ology.

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

Contractual Obligation	Payments due by period
	Total	2004	2005	2006	2007
License agreement	$ 6,350,000	$ 350,000	$ 1,500,000	$ 2,000,000	$ 2,500,000
Operating leases	53,430	29,436	22,152	1,842	-
Capital leases	15,745	12,612	2,831	302	-
	$ 6,419,175	$ 392,048	$ 1,524,983	$ 2,002,144	$ 2,500,000

Other Obligations

a.

Sure Trace owes an obligation to the Canada Customs and Revenue Agency in the amount of $187,611for overdue payroll remittances. Sure Trace has reached a verbal agreement with the CCRA to pay this amount at the early time of either October 2004 or the date that Sure Trace receives the $8,000,000 in equity financing from Cornell Capital Partners.

b.

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

Off Balance Sheet Arrangements

The Company does not currently utilize any off balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions or for any other purpose.  Any future transactions involving off balance sheet arrangements will be scrutinized and disclosed by the Company’s management

ITEM 3.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Kjell Sudenius, and its President and acting principal accounting officer, Mr. Grahame Entwistle, have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Sudenius and Mr. Entwistle. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”).

Based on such evaluation, Messrs. Sudenius and Entwistle have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

During the quarter ended March 31, 2004, the Company issued a total of 554,157 shares of its common stock that were not registered under the Securities Act of 1933 (the “Securities Act”). Such shares were issued to a total of three (3) investors as follows:

Investor Relations Group, of New York, New York, received 200,000 shares in exchange for investor relation services provided to the Company valued at $28,000. The shares were issued on February 15, 2004.  These shares were sold in compliance with the exemption from the registration requirements found in Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company paid no commissions or finders fees in connection with this offering.  Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. The purchaser represented to the Company that it was purchasing the securities for its own account and not for the account of any other persons. The purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

SmallCap, of Victoria, British Columbia, Canada, received 250,000 shares in exchange for investor relation services provided to the Company valued at $30,000. The shares were issued on February 25, 2004 pursuant to Regulation S promulgated by the SEC under the Securities Act.

Kent Norris, of British Columbia, Canada, received 104,157 shares as an adjustment to a subscription that Mr. Norris made in September 2003 for 1,562,500. Such original issuance was calculated at a per share price of $0.064 instead of the correct price of $0.06 per share. These shares were issued pursuant to Regulation S.

The issuances to SmallCap and Mr. Norris were issued in offshore transactions since offerees and the purchasers were not in the United States at the time of the offer and not at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each subscriber certified that it was not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On April 23, 2004 the Company and Cornell Capital Partners, LP had executed term sheets detailing $350,000 in convertible debt securities and a firm commitment of $8,000,000 in equity financing which is subject to registration with the Securities and Exchange Commission. On May 17, 2004, definitive agreements for both the convertible debt financing and the equity financing were signed by the parties. The terms of these agreements provides that a payment of $150,000 to the Company will be made within two (2) business days of the execution thereof; a payment of $100,000 upon the filing by the Company of a registration statement to register the securities to be issued to Cornell Capital; and $100,000 upon the registration statement being deemed effective.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. On March 3, 2004 the Company filed Amendment No. 1 to a Form 8-K/A dated May 22, 2003.  This Amendment was filed to amend the disclosures made in the previous 8-K regarding the Company’s change of auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURE TRACE SECURITY CORPORATION

Date: May 20, 2004

By:  /s/ Grahame Entwistle
Name: Grahame Entwistle
Title: President and Acting Chief Financial Officer

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

9