Form 10QSB
period 2004-06-30
SURE TRACE SECURITY CORP
filed 2004-08-16
CIK 736314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30,2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number 0-17232

SURE TRACE SECURITY CORPORATION
(Exact name of small business issuer as specified in its charter)

UTAH	84-0959153
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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

76,022,661 shares of common stock, $0.001 par value per share, as of June 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes No X

SURE TRACE SECURITY CORPORATION

INDEX

PAGE

PART 1.

FINANCIAL INFORMATION

Item 1.

            Financial Statements

Balance Sheet as of June 30, 2004 and December 31, 2003

F-1

Statement of Operations for the three month period and six

month period ended June 30, 2004

F-2

Consolidated Statements of Cash Flows for the three month

period and six month period ended June 30, 2004

F-3

Consolidated Statements of Changes in Stockholders' Deficiency

F-4

Notes to Consolidated Financial Statements

F-5

Item 2

Management Discussion and Analysis

3

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

6

Item 2

Changes in Securities

6

Item 3

Defaults Upon Senior Securities

7

Item 4

Submission of Matters to a Vote of Security Holders

7

Item 5

Other Information

7

Item 6

Exhibits and Reports on Form 8K

9

SIGNATURES

9

                             EXHIBIT INDEX

10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed financial statements accompanying this Quarterly Report for the period ended June 30, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,2003.

SURE TRACE SECURITY CORPORATION

Consolidated Financial Statements

(Expressed in U.S. Dollars)

June 30, 2004 and 2003

Index

Page

Consolidated Balance Sheets

  F-1

Consolidated Statements of Operations

  F-2

Consolidated Statements of Cash Flows

  F-3

Consolidated Statements of Stockholders’ Deficiency

  F-4

Notes to Consolidated Financial Statements

               F-5 – F-9

SURE TRACE SECURITY CORPORTATION
Consolidated Balance Sheets
(Expressed in US Dollars)
	June 30,	December 31,
	2004 (unaudited)	2003
Assets
Current
Cash	$86,422	$2,845
Receivables	58,174	35,345
	144,596	38,190

Capital assets (Note 10)	65,468	77,259
Loan receivable	35,000	-
Prepaid deposits	1,805	2,098

	$246,869	$117,547

Liabilities
Current
Accounts payable	$745,323	$750,078
Accrued liabilities (Note 4)	626,090	545,600
Obligation under capital lease	11,402	12,290
Convertible debenture (Note 9)	138,525	-
Due to related parties (Note 5)	33,691	36,975
Notes payable	275,793	276,480
	1,830,824	1,621,423

Obligation under capital lease	3,805	3,133

Total Liabilities	1,834,629	1,624,556

Stockholders’ Deficiency
Capital stock
Authorized:
500,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Share subscriptions	200,000	-
Issued:
76,022,661 common shares (2003 – 52,340,038)	76,022	52,340
Additional paid-in capital	11,518,135	8,943,549
	11,794,157	8,995,889
Deficit	(13,360,291)	(10,469,245)
Accumulated comprehensive deficit	(21,626)	(33,653)
	(1,587,760)	(1,507,009)

	$246,869	$117,547

See accompanying notes to the financial statements.

SURE TRACE SECURITY CORPORATION
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
	For the Three Months Ended June 30, unaudited		For the Six Months Ended June 30, unaudited
	2004	2003	2004	2003

Sales	174	-	19,326	7,967

Cost of sales	(315)	-	8,919	455
Gross profit	489	-	10,407	7,512

Expenses
Advertising	(66)	2,496	1,873	6,123
Accounting	32,933	-	32,933	-
Amortization and depreciation	5,000	7,100	14,313	9,397
Bank charges and interest expense	11,359	-	21,157	-
Consulting	1,149,733	382,897	1,869,160	449,360
Corporate finance fees	293,144	-	293,144	-
Equipment rental	4,463	3,601	6,475	6,159
Finders fees	34,404	-	34,404	-
General and administrative	(326)	11,550	16,300	33,973
Office	1,635	2,982	17,183	23,831
Professional fees	2,404	121,610	35,404	169,462
Promotion	-	75,131	-	143,722
Rent	16,254	-	16,254	-
Transportation	5,597	8,012	13,626	14,152
Travel	30,708	18,301	42,376	29,610
Wages and benefits	163,039	92,379	486,851	207,834
Total expenses	1,750,281	726,059	2,901,453	1,093,623
Operating loss	(1,749,792)	(726,059)	(2,891,046)	(1,086,111)
Other loss
Write down of intangible assets	-	-	-	-
Write off of leasehold improvement	-	-	-	-
Loss on disposal of fixed assets	-	-	-	-
Gain on disposal of subsidiary	-	-	-	-
Net loss for the period	(1,749,792)	(726,059)	(2,891,046)	(1,086,111)
Loss per share – basic and diluted	(0.03)	(0.02)	(0.05)	(0.04)
Weighted average number of
common shares outstanding – basic and diluted	68,021,211	37,978,226	61,423,309	26,401,731

See accompanying notes to the financial statements.

SURE TRACE SECURITY CORPORATION
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
	For the Three Months Ended June 30, unaudited		For the Six Months Ended June 30, unaudited
	2004	2003	2004	2003
Cash flows derived from (applied to)
Operating
Net loss	(1,749,792)	(726,058)	(2,891,046)	(1,086,111)
Depreciation and amortization	5,000	7,100	14,313	9,397
Compensation for options granted	111,000	-	754,333	-
Stock issued for services	1,251,718	388,733	1,325,918	386,733
Changes in non-cash operating working capital
Receivables	(29,474)	(7,543)	(22,831)	310
Prepaid deposits	64	2,851	294	(1,169)
Accounts payable	(6,446)	158,606	(4,755)	164,166
Accredited to convertible debenture	1,541	-	1,541	-
Accrued liabilities	(7,548)	101,537	80,490	137,024
Loan receivable	(35,000)	-	(35,000)	-
	(458,936)	(76,775)	(776,743)	(389,650)
Financing
Capital stock issued for cash	175,000	75,000	505,000	288,361
Due to related parties	(524)	6,704	(3,284)	29,098
Capital lease obligations	(538)	-	216	-
Issuance of share capital/subscriptions	200,000	30,000	200,000	75,000
Increase (decrease) from note payable	(912)	10,683	(685)	11,556
Proceeds from convertible debenture	150,000	-	150,000	-
	523,026	122,387	851,247	404,015
Investing
Capital expenditures	-	(14,639)	-	(14,639)
Cash acquired in acquisition	-	-	-	11,242
	-	(14,639)	-	(3,397)
Effect of exchange rate changes on cash	7,228	(9,430)	9,073	(9,323)
Net increase in cash	71,318	21,543	83,577	1,645
Cash, beginning of period	15,104	(19,898)	2,845	-
Cash, end of period	86,422	1,645	86,422	1,645
Non-cash investing and financing activities:
Preferred shares issued to acquire all of the issued and outstanding shares of Identex	-	801,000	-	801,000
Capital stock issued on the conversion of Preferred shares	-	356,000	-	356,000

See accompanying notes to the financial statements.

SURE TRACE SECURITY CORPORATION

Consolidated Statements of Stockholders’ Deficiency
Six Months ended June 30, 2004
(Unaudited)
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other			Total
			Additional	hensive		compre-			Stock-
	Common stock		paid-in	income	Deficit	hensive	Share		Holders’
	Shares	Amount	Capital	(loss)	Accumulated	income	Subscriptions		Deficiency

Balance, December 31, 2003 (audited)	52,340,038	$52,340	$8,943,549	-	$(10,469,245)	$(33,653)		-	$(1,507,009)

Shares issued for services	13,611,591	13,612	1,312,306	-	-	-		-	1,325,918

Options exercised	10,071,032	10,070	1,249,263	-	-	-		-	1,259,333

Shares subscriptions	-	-	-	-	-	-		200,000	200,000

Change in foreign currency translation	-	-	-	-	-	12,027		-	12,027

Equity component of convertible debenture	-	-	13,017	-	-	-		-	13,017

Imputed interest on loan due to a related party	-	-	-	-	-	-		-	-

Components of comprehensive income	-	-	-	-	-	-		-	-

- net loss for the year	-	-	-	$(2,891,046)	$(2,891,046)	-		-	(2,891,046)

Comprehensive income (loss)				$(2,891,046)

Balance, June 30, 2004	76,022,661	$76,022	$11,518,1351		$(13,360,291)	$(21,626)	$Q	200,000	$(1,587,760)

See accompanying notes to the financial statements.

F-4

SURE TRACE SECURITY CORPORATION

Notes to Consolidated Financial Statements

Three months ended June 30, 2004 and 2003

(Unaudited)

(Expressed in U.S. dollars)

1. Presentation of Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission.  Certain information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The results of operations for interim periods are not necessarily indicative of results, which may be expected for any other interim period or for the year ending December 31, 2004.  This Form 10-QSB should be read in conjunction with our annual report for the year ended December 31, 2003 on the Form 10-KSB on April 15, 2004. The consolidated interim financial statements have been prepared following the same accounting policies and methods of computation as the audited consolidated statements for the year ended December 31, 2003.

These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its subsidiaries Sure Trace Security Inc. and I.D.Ology Laboratories Inc. All Significant inter-company accounts and transactions have been eliminated.

2. Operations and going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the last two years, has a working capital deficiency of $1,686,228, a stockholders’ deficiency of $1,587,760 and has yet to secure significant sales.  The Company’s continued existence is dependent upon its ability to continue to raise capital and achieve profitable operations.  It is management’s intention to continue to pursue market acceptance for its product and identify alternate equity funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

The Company has raised and management feels will continue to raise sufficient capital on a monthly basis to fund the Company’s operating requirements.  There can be no assurance that such capital will be successfully obtained.  Should the Company not be able to raise sufficient capital, it will need to reduce expenses and/or curtail operations accordingly.

The Company has entered into agreements for a bridge financing in the amount of $350,000 in the form of convertible debenture securities and an equity financing in the amount of up to $8,000,000. If such agreements are performed as contemplated, the Company will have sufficient funds to meet its operational needs for the next (12) months. (see Note 9)

On June 1, 2004, the Company announced the acquisition of Globe Staff Consulting (“GSC”) a privately owned French Company. This acquisition is based on an agreement in principle to purchase, and is not yet structured due to intricacies of international tax issues. Consequently these statements do not reflect the results of GSC. While the principal of GSC has joined the board of the Company, due to the complexity of tax issues, international accounting standards and the conversion to US

2. Operations and going concern (continued)

GAAP, final terms are not expected to close until the third quarter ending, September 30, 2004. General terms include cash and equity components to close concurrent with the expected financing with Cornell Capital, LP.

If the going concern assumption were not appropriate for these financial statements, no material adjustments would be necessary in the carrying values of assets and liabilities as the book value currently reflects liquidation value. The reported revenues and expenses would require no adjustments and all balance sheet long-term classifications would be reclassified to current

3.        Significant Accounting Policies

Financial instruments that potentially subject the Company to concentration of credit risk consist of interest receivable and note receivable, the balances of which are stated on the balance sheet. The Company performs ongoing credit evaluations of its debtors and maintains allowances for possible losses with, when realized, have been within the range of management’s expectations.   The Company places its cash in high credit quality financial institutions.  The Company does not require collateral or other security to support financial instruments subject to credit risk.

4. Accrued liabilities
	June 30,	December 31,
	2004	2003

Unpaid wages, consulting fees and benefits	$265,053	$210,484
Interest payable	203,467	188,467
Overdue payroll remittances	157,570	146,649
	$626,090	$545,600

5. Due to related parties

In the ordinary course of business, a related company with common officers provided the Company with $36,975 of consulting services during the year ended December 31, 2003.  A balance of $33,691 remains outstanding as of June 30, 2004.

6. Capital Stock

During the quarter, 12,987,424 common shares were issued for services provided to the Company. The number of shares issued for services were based on the current market price of the Class A Common Stock of the Company at the time the services were provided and totalled $1,251,718. Also, during the quarter 3,015,476 common shares were issued as a result of the exercising of stock options.  The Company received $175,000 when these options were exercised.

7. Stock option plans

Under the Company’s 2003 Special Stock Option Plan 33,000,000 options were made available to be issued to certain consultants in exchange for services.  These options are granted and exercised at the time such services are deemed to be performed at the discretion of the Board of Directors. For all options granted under this plan the exercise price equals fifty percent of the preceding thirty day low.  During the quarter ended June 30, 2004, 3,015,476 options were granted and immediately exercised; leaving 3,184,136 options available for granting. During quarter ended June 30, 2004 the Company recorded $111,000 of consulting expense relating to the granting of options under this plan.

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

The following table sets forth the status of the 2003 Special Stock Option Plan for the period starting January 1, 2004 and ending June 30, 2004:

	Shares	Weighted average exercise price
Outstanding at January 1, 2004	-
Granted and exercisable	10,071,032	$ .05
Exercised	10,071,032	$ .05
Outstanding and exercisable at June 30, 2004	-

The following table sets forth the status of the 2003 Special Stock Option and Stock Award Plan for the period starting January 1, 2004 and ending June 30, 2004:
	Shares	Weighted average exercise price
Outstanding and exercisable at January 1, 2004	295,000	$ .0100
Granted and exercisable	-
Exercised	-
Outstanding and exercisable at June 30, 2004	295,000	$ .0100

8. Commitments and contingencies

The following summarizes the Company’s obligations and commitments as of June 30, 2004 for future minimum cash payments required under lease operating leases and licensing agreements.  The licensing agreement provides the Company the right to resell the handheld scanner technology with application software designed specifically for I.D.ology’s use on a worldwide basis.

Year	Operating	Licence
	Leases	Agreement	Total
2004	$ 29,436	$ 350,000	$ 379,436
2005	22,152	1,500,000	1,522,152
2006	1,842	2,000,000	2,001,842
2007	-	2,500,000	2,500,000

F-8

9. Convertible Debenture

The Company issued in May 2004 to Cornell Capital LP, (the “Investor”) $150,000 of convertible debentures that are convertible into shares of common stock at a discounted market price.  The convertible debentures are secured by all of Company’s assets, interest bearing at 5% per annum and matured two years from the date of issuance.  The Company has the right to redeem the debenture upon 30 days notice for 120% of the amount plus accrued interest.

Upon the issuance of the notes, the net proceeds of  $150,000 received were allocated between the liability and equity components of the notes.  The liability component of $136,983 represents the present value of the notes discounted using the interest rate that would have been applicable to non-convertible debt.  The equity component of $13,017 represents the residual value of proceeds after allocated to the liability component.  Over the terms of the notes, the liability and the interest components are accreted to their face value.  As at June 30, 2004, the convertible debenture was $138,525.

10        Equipment

June 30, 2004

Cost

Accumulated depreciation

Net book

Value

Capitalized Leased Property

$   28,261

$     12,854

$    15,407

Computer equipment

10,426

3,870

6,556

Capital Assets

68,039

27,297

40,742

Office furniture and equipment

3,827

1,064

2,763

Software

1,949

1,949

-

Total

$ 112,502

        $       47,034

$  65,468

11.        Geographic Information

All the Company’s operations and capital assets are located in Canada.

12. Legal Proceedings

The Company has received various complaints from former staff through the Alberta Human Resources and Employment Branch. These claims are being addressed and are considered normal course business of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.  The Company will expend approximately $2,000,000 to meets its operational needs for the next twelve months and to meet its plans for growth.  See “Liquidity and Capital Resources – Liquidity” below in this Item 2. While the Company does generate income from the operations of its wholly owned subsidiary, I.D.ology, these proceeds are not sufficient to meet the Company's current monthly overhead.

The Company's operational plans call for the expenditure of approximately $2,000,000 over the next twelve months on ongoing sales and marketing, and technical support, including salaries paid to employees and contractors/consultants.  The Company does not intend to participate in any further research and development.  Any research and development work that will be undertaken will be done on a cost recovery basis from the Company’s clients.

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

Results of Operations

Comparison of quarters ended June 30, 2004 and 2003

For the three month period ended June 30, 2004 and June 30, 2003 Sure Trace incurred net losses of $1,749,792 and $726,059 respectively.

For the three month period ended June 30, 2004 the Company’s losses increased significantly as compared to the previous year as a result of an increase primarily in consulting fees of  $1,325,918, which was common stock issued for services and recorded at the closing market price of day of issuance. The Company's total operating expenses for the quarter ended June 30, 2004 were $1,750,281 compared to total operating expenses of $726,059 for the same period from the previous year. These increased costs occurred primarily are as a result of Corporate finance fees related to the equity standby agreement with Cornell Capital, LLP and bonus amounts paid out in common stock and recorded as consultant fees.  The Company has entered into agreements for a bridge financing in the amount of $350,000 in the form of convertible debenture securities and an equity financing in the amount of up to $8,000,000, that the corporate finance fees relate to.  If such agreements are performed as contemplated, the Company will have sufficient funds to meet its operational needs for the next (12) months.

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

Gross profits to offset operating expenses from the comparative periods ended June 30, 2004 and 2003 increased slightly to $10,407 from $7,512.  This change is not considered material.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2004, Sure Trace had negative working capital of ($1,686,228) and Stockholders' Deficiency of ($1,587,760) compared with negative working capital of ($1,135,230) and Stockholders' Deficiency of ($260,397) as of June 30, 2003.

The increase in Stockholders' Deficiency at June 30, 2004, as compared to the figures reported for the same period ending June 30, 2003 is primarily due to the capital raised from the exercise of stock options and common stock issued for services which has more than offset the loss from operations.  As of June 30, 2004, the Company also had net capital assets of $65,468, cash of $86,422, accounts receivable of $58,176 and prepaid deposits of $1,805, compared to assets as at June 30, 2003 of $13,732.   Current liabilities increased to $1,830,824 as compared to current liabilities of $1,148,962 at June 30, 2003.  The Company's accrued liabilities increased to $626,090 as of June 30, 2004 from $295,491 as of June 30, 2003.  This increase is attributed to the operations of the Company's subsidiary I.D.ology and the costs incurred by the parent as they continue to seek out additional sources of funding.

Liquidity

To the date of this report the Company has been successful in raising funds required to meet our existing shortfall for the funding of our operations.  Funds have been raised through private loans and equity financing.  During the quarter ended June 30, 2004, $458,936 of cash was used in operations.  The Company anticipates revenues generated from the business of I.D.ology to cover the Company’s operating expenses on an accrual basis commencing in August 2004 and on a cash flow basis commencing October 2004.  The realization of such revenues will reduce the requirement for additional funding to cover expenses associated with the Company’s operations but will not be sufficient to expand the Company’s operations.  Moreover, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore, we cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

The Company has received written confirmation from Cornell Capital Partners, LP that they will provide the Company with $350,000 in convertible securities financing.  Cornell Capital has also provided a firm commitment to the Company for up to $8,000,000 in equity financing.  All of which is subject to definitive documentation and registration with the Securities and Exchange Commission.

Sources of Working Capital

The majority of the Company's financing activities subsequent to June 30, 2004 have been by way of private investor's loans and subscriptions for shares of the Company's common stock.

During the quarter ended June 30, 2004, Sure Trace's primary sources of working capital are a result of 3,015,476 stock options being exercised.  A total of $175,000 was realized from such issuances.  These proceeds were allocated to ongoing operations of the Company and its wholly owned subsidiaries, I.D.ology and Sure Trace Security Inc.

Sure Trace has been identifying and reviewing potential acquisition candidates.  On June 1, 2004, the Company announced the acquisition of Globe Staff Consulting (“GSC”) a privately owned French Company. These statements do not reflect the results of GSC. While the principal of GSC has joined the board of the Company and agreements have been executed, due to the complexity of international accounting standards and the conversion to US GAAP, this acquisition is not expected to close until the third quarter ending September 30, 2004.

The Company currently has no material commitments for capital expenditures.

Off Balance Sheet Arrangements

The Company does not currently utilize any off balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions or for any other purpose.  Any future transactions involving off balance sheet arrangements will be scrutinized and disclosed by the Company’s management ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Kjell Sudenius, and our Chairman Mr. James Mackay.  Based upon this evaluation, Mr. Sudenius concluded that our internal control over financial reporting are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

During the quarter ended June 30, 2004, we issued a total of 462,548 shares to three investors located in Canada, at an average price of $0.1408 per share for gross proceeds of $65,000.  These securities were issued to non-U.S. persons outside the United States.

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

During the quarter ended June 30, 2004, we received subscriptions for a total of 6,408,257 restricted shares from five investors located in the United States, at an average price of $0.082 per share for gross proceeds of $524,998.  As of June 30, 2004, 3,908,257 of such shares had been issued.

Each of the foregoing share purchases was exempt from registration due to the exemption found in Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The Company paid no commissions or finders fees in connection with this offering. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to the Company that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On April 1, 2004, Mr. Kjell Sudenius was elected to the Board of Directors of Sure Trace Security Corporation (the “Company”) and appointed Chief Executive Officer.  Mr. Sudenius was educated in Marine Engineering, Norway, and holds a Certificate in Business Administration from the Business School of Administration, Norway. He holds 2 MBAs from Tulane University, one in Management Fundamentals and the second in International Business. He holds additional certificates in Project Management (University of B.C, Canada), Supply Chain Management (Norwegian School of Logistics Management), Auditor ISO – (BMIQA, London, UK), and Information Technology (Tonsberg Business Academy, Norway).   Mr. Sudenius has more than 15 years of experience in executive and senior executive positions in international companies in Norway, UK and the US in offshore oil & gas and shipping. These include FMC Kongsberg Offshore, Halliburton/Rockwater, Statoil, Norsk Hydro, Elf Aquitaine, Amoco Oil Company, Kongsberg Maritime and others. He has worked on various high security projects for Navy Members within NATO where he held a high security clearance. Mr. Sudenius has been Chairman of the Board for several companies and associations world wide.

January 2000 – March 2004	Kongsberg Maritime	Chairman and CEO
June 1991 – January 2000	NorthMarine Technology	Chairman and CEO

On April 1, 2004, Mr. Cameron Moriarty was elected to the Board of Directors of the Company and appointed Chief Operating Officer. Mr. Moriarty has an extensive global marketing background with both private and public companies. He has held senior management positions in several business sectors including communications, oil and gas, manufacturing and retail.  His current position is Director of Sales and Marketing for Globe Staff Consulting, a French corporation specializing in global localization technology and related applications. Current clients include Polar Electro, Orange Telecom, French Telecom and the French Government.

January 2003 - February 2004	Independent Consultant	Marketing Consultant
January 1997 - November 2002	Bang On Communications	President

On April 1, 2004, Mr. James McKay was elected to the Board of Directors and appointed Chairman of the Board of Directors.  Mr. MacKay is an entrepreneur and venture capitalist who works with a group of associated investors.  Currently, he is associated with a real estate development in the Vancouver area known as “The Falls”. The ultimate build out of this project will be worth over $5 billion, including 4,500 homes and five golf courses.

November 2002 – Present	CYOP Systems Ltd	Director
June 2002 – November 2002	World Gaming Corporation	Interim CEO
January 1998 – June 2002	Self-Employed Entrepreneur	Consultant

On April 1, 2004, Ms. Kate Buxton was elected to the Company’s Board of Directors.  Kate Buxton graduated with a B.Sc. (Hons.) in Mathematics from The University of Liverpool.  After entering the Civil Service Ms. Buxton became an Inspector of Taxes and is still accredited with Honoree Membership of their Association. In 1990, she formed her own Independent Financial Advisors business, which continues to this day.

April 2003 – Present	PFMA	Chairperson
August 2001 - April 2003	Stellar Financial Management	Managing Director
July 1996 - August 2001	Professional Financial Management	Managing Director

On April 1, 2004, Mr. Jean Gilles Subervie was elected to the Company’s Board of Directors.  Jean Gilles Subervie has a Master of Engineering degree in physics, electronics and computer science from The French Telecom University, specializing in network and telecom technologies. In 1991 he created Globe Staff Consulting which specializes in security, computer hardware and software, and networks and telecoms.

Sept. 1994 – Nov. 2004	Globe Staff Consulting	General Manager
April 2000 – Sept. 2000	Gsc Lab (Global Lab)	General Manager

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits and Index of Exhibits - see Exhibit Index below

b. On March 3, 2004 the Company filed Amendment No. 1 to a Form *-K/A dated May 22, 2003.  This Amendment was filed to amend the disclosures made in the previous 8-K regarding the Company’s change of auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURE TRACE SECURITY CORPORATION

Date: August 14, 2004

By:/s/ Kjell Sudenius
Name: Kjell Sudenius
Title: Chief Executive Officer

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

10