Form 10QSB
period 2004-09-30
SURE TRACE SECURITY CORP
filed 2004-12-22
CIK 736314

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission file number 0-17232

SURE TRACE SECURITY CORPORATION
(Exact name of small business issuer as specified in its charter)

UTAH	84-0959153
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

1073 Cambie Street
Vancouver, British Columbia, Canada V6B 5L7
(Address of principal executive offices)

(604) 637-8200
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Former Address: 1530 9th Ave S.E.,
Calgary, Alberta Canada T2G 0T7

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

109,398,886 shares of common stock, $0.001 par value per share, as of October 18, 2004.

Transitional Small Business Disclosure Format (check one): Yes No X

SURE TRACE SECURITY CORPORATION

INDEX

PART 1.	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements

Consolidated Balance Sheet as of September 30, 2004 and December 31, 2003

Consolidated Statement of Operations for the three month period and nine month period ended September 30, 2004

Consolidated Statements of Cash Flows for the three month period and nine month period ended September 30, 2004

Consolidated Statements of Changes in Stockholders' Deficiency

Notes to Consolidated Financial Statements

Item 2	Management Discussion and Analysis

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8K

SIGNATURES

EXHIBIT INDEX

SURE TRACE SECURITY CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements accompanying this Quarterly Report for the period ended September 30, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

SURE TRACE SECURITY CORPORATION

Consolidated Financial Statements

(Expressed in US Dollars)

September 30, 2004 and 2003

Index	Page

Consolidated Balance Sheet as of September 30, 2004 and December 31, 2003

Consolidated Statement of Operations for the three month period and nine month period ended September 30, 2004

Consolidated Statements of Cash Flows for the three month period and nine month period ended September 30, 2004

Consolidated Statements of Changes in Stockholders' Deficiency

Notes to Consolidated Financial Statements

SURE TRACE SECURITY CORPORTATION
Consolidated Balance Sheets
(Unaudited; Expressed in US Dollars)
	September 30,	December 31,
	2004 (unaudited)	2003
Assets
Current
Cash	$12,646	$2,845
Receivables	80,913	35,345
	93,559	38,190

Capital assets (Note 9)	66,569	77,259
Loan receivable	113,005
Prepaid deposits	1,929	2,098

	$275,062	$117,547

Liabilities
Current
Accounts payable	$1,070,868	$750,078
Accrued liabilities (Note 4)	660,554	545,600
Obligation under capital lease	12,189	12,290
Convertible debenture (Note 10)	140,082	--
Due to related parties (Note 5)	34,715	36,975
Notes payable	277,573	276,480
	2,195,981	1,621,423

Obligation under capital lease	4,068	3,133

Total Liabilities	2,200,049	1,624,556

Stockholders’ Deficiency
Capital stock
Authorized:
500,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
106,464,886 common shares (2003 – 52,340,038 common shares)	106,465	52,340
Additional paid-in capital	13,844,828	8,943,549
	13,951,293	8,995,889
Deficit	(15,772,248)	(10,469,245)
Accumulated comprehensive deficit	(104,034)	(33,653)
	(1,924,989)	(1,507,009)

	$275,060	$117,547

See accompanying notes to the financial statements.

SURE TRACE SECURITY CORPORATION
Consolidated Statements of Operations
(Unaudited; Expressed in US Dollars)
	For the Three Months Ended September 30 (unaudited)		For the Nine Months Ended September 30 (unaudited)
	2004	2003	2004	2003

Sales	$ 21,910	10,120	41,236	18,087
Cost of sales	531	5,800	9,450	6,255
Gross profit	21,379	4,320	31,785	11,832

Expenses
Advertising	5,819	3,202	7,693	9,326
Accounting	34,381	-	67,313	-
Amortization and depreciation	5,119	5,995	19,433	15,392
Bad debt	25,591	-	25,591
Bank charges and interest expense	13,544	-	34,700	-
Consulting	1,448,106	690,621	3,317,267	1,139,982
Corporate finance fees	-	-	293,144	-
Debt Settlement	350,000	-	350,000	-
Equipment rental	3,547	5,907	10,022	12,066
Finders fees	1,035	-	35,439	-
General and administrative	43,035	22,925	53,811	56,898
Office expenses	21,269	9,195	39,758	33,026
Professional fees	15,332	59,807	50,736	229,268
Promotion	25,182	18,879	29,400	162,061
Rent	17,318	-	33,571	-
Transportation	4,336	12,109	17,962	26,261
Travel	92,361	19,421	134,737	49,031
Wages and benefits	327,360	230,739	814,211	438,572
Total expenses	2,433,335	1,078,800	5,334,788	2,172,423
Net loss for the period	(2,411,956)	(1,074,480)	(5,303,003)	(2,160,591)
Earnings loss per share – basic and diluted	(0.03)	(0.08)	(0.07)	(0.04)
Weighted average number of common shares outstanding – basic and diluted	89,003,552	47,837,018	70,966,246	28,685,638

SURE TRACE SECURITY CORPORATION
Consolidated Statements of Cash Flows
(Unaudited; Expressed in US Dollars)
	For the Three Months Ended September 30, (unaudited)		For the Nine Months Ended September 30, (unaudited)
	2004	2003	2004	2003
Cash flows derived from (applied to)
Operating
Net loss	(2,411,956)	(1,074,480)	(5,303,003)	(2,160,591)
Depreciation and amortization	5,119	5,995	19,433	15,392
Bad debt	25,591	-	25,591	-
Compensation for options granted	333,552	-	1,087,885	-
Stock issued for services/debt	1,263,583	753,749	2,589,502	1,140,482
Changes in non-cash operating working capital
Receivables	(22,736)	(8,475)	(45,567)	(8,165)
Prepaid deposits	(125)	(22,829)	169	(23,998)
Accounts payable	325,545	273,416	320,790	437,582
Accredited to convertible debenture	1,558	-	3,099	-
Accrued liabilities	34,464	(128,978)	114,954	8,046
Loan receivable	(78,005)	-	(113,005)	-
	(523,410)	(201,602)	(1,300,152)	(591,252)
Financing
Capital stock issued for cash	760,000	3,906	1,265,000	292,267
Due to related parties	1,023	(45,139)	(2,260)	(16,041)
Capital lease obligations	1,050	-	1,265	-
Issuance of share capital/subscriptions	(200,000)	252,500		327,500
Increase (decrease) from note payable	1,780	431	1,093	11,987
Proceeds from convertible debenture	-	-	150,000	-
	563,853	211,698	1,415,098	615,713
Investing
Capital expenditures	-	(847)	-	(15,486)
Cash acquired in acquisition	-	-	-	11,242
	-	(847)	-	(4,244)
Effect of exchange rate changes on cash	(114,219)	(7,958)	(105,145)	(17,281)
Net increase (decrease) in cash	(73,776)	1,291	9,801	2,936
Cash, beginning of period	86,422	1,645	2,845	-
Cash, end of period	12,646	2,936	12,646	2,936
Non-cash investing and financing activities:
Preferred shares issued for Identex acquisition	-	801,000	-	801,000
Capital stock issued on conversion of Preferred shares	-	356,000	-	356,000

See accompanying notes to the financial statements.

SURE TRACE SECURITY CORPORATION

Consolidated Statements of Stockholders’ Deficiency
Nine Months ended September 30, 2004
(Unaudited; Expressed in US Dollars)
						Accumulated
				Compre-		other		Total
			Additional	hensive		compre-		Stock-
	Common stock		paid-in	income	Deficit	hensive	Share	Holders’
	Shares	Amount	Capital	(loss)	Accumulated	income	Subscriptions	(deficiency)

Balance, December 31, 2003 (audited)	52,340,038	$52,340	$8,943,549	-	$(10,469,245)	$(33,653)	-	$(1,507,009)

Shares issued for services	26,556,353	26,557	2,638,727					2,665,284

Options exercised	23,514,635	23,514	1,995,819					2,019,333

Debt Settlements	4,053,860	4,054	253,716					257,770

Change in foreign currency translation						(70,381)		(70,381)

Equity component of convertible debenture			13,017					13,017

Imputed interest on loan due to a related party

Components of comprehensive income

- net loss for the year to date				$(5,303,003)	$(5,303,003)			(5,303,003)

Comprehensive income (loss)				$(5,303,003)

Balance, September 30, 2004	106,464,886	$106,465	$13,844,828		$(15,772,248)	$(104,034)		$(1,924,989)

SURE TRACE SECURITY CORPORATION

Notes to Consolidated Financial Statements

Three months ended September 30, 2004 and 2003

(Unaudited; Expressed in US dollars)

1. Presentation of Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements of Sure Trace Security Corporation (the “Company”) have been prepared in accordance with the rules of the Securities and Exchange Commission.  Certain information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations.  The results of operations for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year ending December 31, 2004.  This Form 10-QSB should be read in conjunction with the annual report for the year ended December 31, 2003 on Form 10-KSB filed on April 15, 2004. The consolidated interim financial statements have been prepared following the same accounting policies and methods of computation as the audited consolidated statements for the year ended December 31, 2003.

These consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, include the accounts of the Company and its subsidiaries Sure Trace Security Inc. and I.D.Ology Laboratories Inc. All significant inter-company accounts and transactions have been eliminated.

2. Operations and going concern

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant operating losses over the last two years, has a working capital deficiency of ($2,102,422), a stockholders’ deficiency of ($1,924,989), and has yet to secure significant sales.  The Company’s continued existence is dependent upon its ability to continue to raise capital and achieve profitable operations.  It is management’s intention to continue to pursue market acceptance for its product and identify alternate equity funding sources until such time that there is sufficient operating cash flow to fund operating requirements.

The Company has raised and management feels it will continue to raise sufficient capital on a monthly basis to fund the Company’s operating requirements.  There can be no assurance that such capital will be successfully obtained.  Should the Company not be able to raise sufficient capital, it will need to reduce expenses and/or curtail operations accordingly.

The Company has entered into agreements for a bridge financing in the amount of $350,000 in the form of convertible debenture securities and an equity financing in the amount of up to $8,000,000. If such agreements are performed as contemplated, the Company will have sufficient funds to meet its operational needs for the next twelve months beyond September 30, 2004.

On June 1, 2004, the Company announced the acquisition of Globe Staff Consulting (“GSC”), a privately owned French company. In Form 10-QSB filed for the period ended June 30, 2004, the Company explained the reasons why GSC’s financial statements had not been consolidated with those of the Company. Since that date, GSC and the Company have agreed that the previous acquisition agreement will be cancelled in its entirety and that a new contract with revised terms is to be negotiated. Legal counsel has given the Company an opinion that GSC does not need to be consolidated as of September

30, 2004, or June 30, 2004. Consequently these statements do not reflect the results of GSC. As of September 30, 2004, the Company had paid $113,005 to GSC on account of the original agreement. This has been recorded as a receivable from GSC on the September 30, 2004 balance sheet, and management believes that this receivable is recoverable or is available to be applied to a future transaction. The principal of GSC has joined the board of directors of the Company.

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

4. Accrued liabilities
	September 30	December 31
	2004	2003

Unpaid wages, consulting fees and benefits	$222,457	$210,484
Interest payable	203,467	188,467
Overdue payroll remittances	234,630	146,649
	$660,554	$545,600

5. Due to related parties

In the ordinary course of business, a related company with common officers provided the Company with $36,975 of consulting services during the year ended December 31, 2003.  A balance of $34,715 remains outstanding as of September 30, 2004.

6. Capital Stock

During the quarter ended September 30, 2004, 12,944,762 common shares were issued for services provided to the Company. The number of shares issued for services were based on the current market price of the Class A Common Stock of the Company at the time the services were provided and totalled $1,005,813. Also, during the quarter 13,443,603 common shares were issued as a result of the exercising of stock options.  The Company received $760,000 when these options were exercised.

7. Stock option plans

Under the Company’s 2003 Special Stock Option Plan 33,000,000 options were made available to be issued to certain consultants in exchange for services.  These options are granted and exercised at the time such services are deemed to be performed at the discretion of the Board of Directors. At the time the options are exercised the difference between the exercise price and the fair market value of the stock on that day is considered by the Company to be compensation.  During the quarter ended September 30, 2004 the Company recorded $333,552 of consulting expense relating to the granting of options under this plan.

The fair values of all common share options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004; expected volatility of 201%; risk-free interest rates of 3.09% and expected life of 2 years.  The weighted-average fair value of options granted during the quarter was nil.

The following table sets forth the status of the 2003 Special Stock Option Plan for the period starting January 1, 2004 and ending September 30, 2004:

	Shares	Weighted average exercise price
Outstanding at January 1, 2004	-
Granted and exercisable	10,071,032	$ .05
Exercised	10,071,032	$ .05
Outstanding and exercisable at September 30, 2004	-

The following table sets forth the status of the 2003 Special Stock Option and Stock Award Plan for the period starting January 1, 2004 and ending September 30, 2004:

	Shares	Weighted average exercise price
Outstanding and exercisable at January 1, 2004	295,000	$ .0100
Granted and exercisable	-
Exercised	-
Outstanding and exercisable at September 30, 2004	295,000	$ .0100

8. Commitments and contingencies

The Company’s commitment obligations for future minimum cash payments as of September 30, 2004 are presented below. These obligations all relate to operating leases.  In prior quarters, the Company had also listed future commitments of $6,350,000 under a proprietary licensing agreement. The Company is no longer pursuing this course of business, and has cancelled the license agreement. Therefore, the commitments are no longer listed. The balance sheet includes approximately $25,000 in paid advances relating to this license agreement, and the Company believes it is recoverable.

Year	Operating Leases
2004	23,650
2005	22,152
2006	1,842

Beyond 2006	-

9. Equipment
	September 30, 2004

	Cost	Accumulated Depreciation	Net Book Value

Capitalized Leased Property	28,261	12,854	15,407
Computer equipment	10,426	3,870	6,556
Capital Assets	68,039	26,196	41,853
Office furniture and equipment	3,827	1,064	2,763
Software	1,948	1,948	--

Total	112,501	45,932	66,579

10. Convertible Debenture

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

Upon the issuance of the notes, the net proceeds $150,000 received were allocated between the liability and equity components of the notes.  The liability component $136,983 represents the present value of the notes discounted using the interest rate that would have been applicable to non-convertible debt.  The equity component $13,017 represents the residual value of proceeds after allocated to the liability component.  Over the terms of the notes, the liability and the interest components are accreted to their face value.  As at September 30, 2004, the convertible debenture was $140,082.

11. Settlement with Former Affiliate

In October 2002, a former affiliate terminated his employment with the Company. As a result of a termination agreement, the former affiliate was to waive any remaining debt due to him by the Company in return for the issuance of common stock and warrants. Such stock and warrants were never issued by the Company, and the termination agreement remained in dispute.

In August 2004, the Company came to an agreement with the former Affiliate to settle all remaining claims for $350,000. The $350,000 was resolved by the issuance of two shares of common stock for every dollar owed in return for $350,000 of payments to be made to the Company by the former affiliate. As of September 30, 2004, $156,000 of that amount had been paid in return for $312,000 of stock. The balance of $194,000 is recorded as a remaining liability due to the former Affiliate. As a result, the Company took a total net charge of $350,000 in the quarter ended September 30, 2004.

12. Geographic Information

All the Company’s operations and fixed assets are located in Canada.

13. Legal Proceedings

The Company has received various complaints from former staff through the Alberta Human Resources and Employment Branch. These claims are being addressed and are considered normal course business of operations.

Updated Details to follow….

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Some discussions in this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

At present based on current operations, the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The Company will expend approximately $6,000,000 over the next twelve months at the current level of operations., including salaries paid to employees and contractors/consultants. See “Liquidity and Capital Resources – Liquidity” below in this Item 2. While the Company does generate income from it wholly owned subsidiary, I.D. Ology, these proceeds are not sufficient to meet the Company’s overhead.

The Company does not intend to participate in any further research and development. Any research and development work that will be undertaken will be done on a cost recovery basis from the Company’s clients.

As announced October 5, 2004 Jim Mackay replaced Kjell Sudenius as interim CEO. Subsequent to this report and as announced November 23, 2004 the Company added two more board members, Tien-May Lau and Juan F. Mabanta.

Results of Operations

Comparison of quarters ended September 30, 2004 and 2003

For the three month period ended September 30, 2004 and September 30, 2003 Sure Trace incurred net losses of $2,411,956 and $1,074,480 respectively.

For the three month period ended September 30, 2004 the Company’s losses increased significantly as compared to the previous year as a result of an increase primarily in consulting fees of $1,448,106, which $1,263,583 was common stock issued for services and recorded at the closing market price of day of issuance and the period charge of $350,000 as a debt settlement with a former affiliate of the Company. The Company's total operating expenses for the quarter ended September 30, 2004 were $2,433,335 compared to total operating expenses of $1,078,800 for the same period from the previous year. These increased costs occurred primarily as above with common stock issued and recorded as consultant fees.  The Company has entered into agreements for a bridge financing in the amount of $350,000 in the form of convertible debenture securities and an equity financing in the amount of up to $8,000,000 that the corporate finance fees relate to.  If such agreements are performed as contemplated, the Company will have sufficient funds to meet its operational needs for the next (12) months. Additionally the Company expects wages and benefits, professional fees, travel, sales and marketing expenses, consulting fees and administrative expenses incurred during the current fiscal year to be substantially increased over figures reported for comparative periods as a result of the continuing operations of I.D.ology and the ongoing costs which may be required by the parent.

Gross profits to offset operating expenses from the comparative periods ended September 30, 2004 and 2003 increased to $21,910 from $10,120.  This change is not considered material.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2004, Sure Trace had negative working capital of ($2,102,422) and Stockholders' Deficiency of ($1,924,989) compared with negative working capital of ($1,225,194) and Stockholders' Deficiency of ($333,680) as of September 30, 2003.

The increase in Stockholders' Deficiency at September 30, 2004, as compared to the figures reported for the same period ending September 30, 2003 is primarily due to exercise of stock options and common stock issued for services.  As of September 30, 2004, the Company also had net capital assets of $66,569, cash of $12,646, accounts receivable of $80,913 (including advances made to employees) and prepaid deposits of $1,929, compared to assets as at September 30, 2003 of $112,248.   Current liabilities increased to $2,195,981 as compared to current liabilities of $1,248,692 at September 30, 2003.  The Company's accrued liabilities increased to $660,554 as of September 30, 2004 from $166,513 as of September 30, 2003.  This increase is attributed to the operations of the Company's subsidiary I.D.ology and the accrual of employment costs.

Liquidity

To the date of this report the Company has been successful in raising funds required to meet existing shortfalls for the funding of our operations.  Funds have been raised through private loans and equity financing.  During the quarter ended September 30, 2004, $523,410 of cash was used in operations.  The Company anticipates revenues generated from the business of I.D.ology to cover the Company’s operating expenses beginning early in 2005.  The realization of such revenues will reduce the requirement for additional funding to cover expenses associated with the Company’s operations but will not be sufficient to expand the Company’s operations.  Moreover, we cannot be certain the Company will be successful in achieving revenues from those operations.  Furthermore, we cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

The Company has received written confirmation from Cornell Capital Partners, LP that they will provide the Company with $350,000 in convertible securities financing.  Cornell Capital has also provided a commitment to the Company for up to $8,000,000 in equity financing.  All of which is subject to definitive documentation and registration with the Securities and Exchange Commission.

Sources of Working Capital

The majority of the Company's financing activities subsequent to September 30, 2004 have been by way of private investor's loans and subscriptions for shares of the Company's common stock and a $150,000 convertible debenture from Cornell Capital, LLP. During the quarter ended September 30, 2004, Sure Trace's primary sources of working capital were a result of 13,443,603 stock options being exercised.  A total of $760,000 was realized from such issuances with $200,000 of that amount received in the prior period and the common stock issuance in this period ending September 30, 2004.  These proceeds were allocated to ongoing operations of the Company and its wholly owned subsidiaries, I.D.ology and Sure Trace Security Inc.

On June 1, 2004, the Company announced the acquisition of Globe Staff Consulting (“GSC”), a privately owned French company. In Form 10-QSB filed for the period ended June 30, 2004, the Company explained the reasons why GSC’s financial statements had not been consolidated with those of the Company. Since that date, GSC and the Company have agreed that the previous acquisition agreement will be cancelled in its entirety and that a new contract with revised terms is to be negotiated. Legal counsel has given the Company an opinion that GSC does not need to be consolidated as of September 30, 2004, or June 30, 2004. Consequently these statements do not reflect the results of GSC. As of September 30, 2004, the Company had paid $113,005 to GSC on account of the original agreement. This has been recorded as a receivable from GSC on the September 30, 2004 balance sheet, and management believes that this receivable is recoverable or is available to be applied to a future transaction. The principal of GSC has joined the board of directors of the Company.

The Company currently has no material commitments for capital expenditures

Off Balance Sheet Arrangements

The Company does not currently utilize any off balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions or for any other purpose.  Any future transactions involving off balance sheet arrangements will be scrutinized and disclosed by the Company’s management

ITEM 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of David Downes our President and Rick Shykora our Regulatory Compliance Manager on behalf of Jim Mackay our Chairman and interim CEO.  Based upon this evaluation, David Downes concluded that our internal control over financial reporting are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.  There have been no significant changes in our internal control over financial reporting or in other factors that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

During our most recently completed fiscal quarter ended September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Not Applicable

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

SURE TRACE SECURITY CORPORATION

Date: December 22, 2004

By:/s/ Jim Mackay
Name: Jim Mackay
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